Form 10-Q
period 1995-09-30
VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP
filed 1995-11-14
CIK 829374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1995



                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-18333



           VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP

             (Exact name of registrant as specified in its charter)




        Delaware                                           13-3516912

(State or other jurisdiction of                         (I.R.S. Employer
 Incorporation or organization)                         identification No.)


3 World Financial Center, 29th Floor, New York, NY
Attn: Andre Anderson                                            10285

(Address of principal executive offices)                      (Zip code)


                                 (212) 526-3237

              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No




Balance Sheets

                                               September 30,      December 31,
Assets                                                 1995              1994

Investment in mortgage revenue bond            $ 12,393,088      $ 13,261,213
Working capital loan                                420,000           420,000
Capital improvements loan                           500,000           500,000
Cash and cash equivalents                           716,630           802,222
Mortgage acquisition fees, net of accumulated
   amortization of $275,109 and $243,009 in
   1995 and 1994, respectively                      152,891           184,991

     Total Assets                              $ 14,182,609      $ 15,168,426


Liabilities and Partners' Capital

Liabilities:
   Accounts payable                            $     19,364      $     26,093
   Due to affiliates                                 20,170            19,900
   Distributions payable                            272,423           272,423

     Total Liabilities                              311,957           318,416

Partners' Capital (Deficit):
   General Partner                                  (57,298)          (47,504)
   BAC Holders (2,140,000 BACS outstanding)      13,927,950        14,897,514

     Total Partners' Capital                     13,870,652        14,850,010

     Total Liabilities and Partners' Capital   $ 14,182,609      $ 15,168,426




Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1995

                                        General         BAC
                                        Partner         Holders          Total

Balance at December 31, 1994         $  (47,504)   $ 14,897,514   $ 14,850,010
Net loss                                 (1,710)       (169,262)      (170,972)
Cash distributions                       (8,084)       (800,302)      (808,386)

Balance at September 30, 1995        $  (57,298)   $ 13,927,950   $ 13,870,652





Statements of Operations
                                   Three months ended         Nine months ended
                                      September 30,             September 30,
Revenue                            1995          1994         1995         1994

Share of earnings (loss) from
  investment in mortgage
  revenue bond                $ 130,426      $ 35,334   $ (118,230)   $ 153,845
Other interest                    6,855         7,106       21,049       21,689
Interest on working capital
  loan                                -         6,300            -       21,219
Interest on capital
  improvements loan                   -         4,675            -        5,647

     Total                      137,281        53,415      (97,181)     202,400


Expenses

General and administrative       14,928        12,793       41,691      108,579
Amortization of mortgage costs   10,700        10,700       32,100       32,100
Amortization of organization
  costs                               -             -            -       10,220

     Total                       25,628        23,493       73,791      150,899

       Net Income (Loss)      $ 111,653      $ 29,922   $ (170,972)   $  51,501


Net Income (Loss) Allocated:

To the General Partner        $   1,117      $    299   $   (1,710)   $     515
To the BAC Holders              110,536        29,623     (169,262)      50,986

                              $ 111,653      $ 29,922   $ (170,972)   $  51,501


     Per BAC outstanding
     (2,140,000 BACS)              $.05          $.01        $(.08)        $.02




Statements of Cash Flows
For the nine months ended September 30, 1995 and 1994

Cash Flows from Operating Activities:                      1995          1994

Net income (loss)                                    $ (170,972)   $   51,501
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
     Share of loss (earnings) from investment
       in mortgage revenue bond                         118,230      (153,845)
     Interest received on mortgage revenue bond         749,895       666,574
     Amortization                                        32,100        42,320
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
          Interest receivable                                 -       (26,866)
          Accounts payable                               (6,729)      (22,969)
          Due to affiliates                                 270            (2)

Net cash provided by operating activities               722,794       556,713

Cash Flows from Investing Activities:

     Funding of capital improvements loan                     -      (360,667)

Net cash used for investing activities                        -      (360,667)

Cash Flows from Financing Activities:

     Cash distributions                                (808,386)     (808,386)

Net cash used for financing activities                 (808,386)     (808,386)

Net decrease in cash and cash equivalents               (85,592)     (612,340)
Cash and cash equivalents at beginning of period        802,222     1,653,927

Cash and cash equivalents at end of period           $  716,630    $1,041,587




Notes to the Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995 and the results of operations for the three and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the nine months ended September 30, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to 1994, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph
(a)(5).




Part 1, Item 2.  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations


Liquidity and Capital Resources

The Partnership's operating income is primarily derived from its investment in a mortgage revenue bond (the "Bond") in the principal amount of $15,515,000 secured by a first deed of trust on Camelot Lakes Apartments (the "Property").

Operating difficulties at the Property resulted in Camelot Lakes Associates, an unaffiliated limited partnership ("Camelot Lakes" or the "Original Borrower"), defaulting on the November 1993 through January 1994 Bond payments. Consequently, on February 1, 1994, the General Partner reached a restructuring agreement with the Original Borrower, whereby the ownership of the Property was transferred to ConCam Associates (the "ConCam Owner" or the "New Borrower"), and property management was transferred to the ConAm Management Corporation ("ConAm"), a major property management company. In addition to ownership, the ConCam Owner, an affiliate of ConAm, assumed the obligations under the Bond and loan documents on a nonrecourse basis. Pursuant to the restructuring, the Partnership entered into a Forbearance Agreement (the "Forbearance Agreement") with the ConCam Owner, which modified the terms of the Bond and amended the second mortgage. The Forbearance Agreement will expire on December 31, 1996 and is subject to renewal at the Partnership's sole option. Pursuant to the Forbearance Agreement, the minimum interest payment on the Bond will increase to 7.0% in January 1996 from the current rate of 6.5%. There can be no assurance that the adverse market factors affecting the Property's performance will not hinder the ConCam Owner's ability to satisfy increased future payments.

At September 30, 1995, the Partnership had cash and cash equivalents, which are invested in tax-exempt money market accounts, of $716,630, compared with $802,222 at December 31, 1994. The decrease is due to net cash used to fund cash distributions exceeding net cash provided by operating activities.

Due to the Property's operating difficulties, the General Partner reduced the cash distribution paid to the partners from an annual return of 7.5% to 5%, effective with the second quarter of 1993. Total cash distributions declared year-to-date for 1995 were $808,386, which included $800,302, or $.374 per Beneficial Assignee Certificate. As of September 30, 1995, total cash distributions paid to the Limited Partners since inception have been funded 77% from operating cash flow and 23% from the Partnership's cash reserves. The sources of the Partnership's future cash flows are expected to be from payments of Base Interest on the Bond and interest earned on cash and cash equivalents.


Results of Operations

The Partnership accounts for its investment in the Bond using the equity method of accounting. Accordingly, the Partnership reports as income its share of the Property's results of operations.

For the three months ended September 30, 1995, the Partnership earned net income of $111,653, compared with net income of $29,922 for the corresponding period in 1994. The increase in net income for the three-month period primarily is due to the increase in its share of earnings from its investment in the Bond. For the nine months ended September 30, 1995, the Partnership generated a net loss of $170,972, compared with net income of $51,501 for the corresponding period in 1994. The decrease in net income for the nine-month period primarily is due to a decrease in the Partnership's share of earnings from its investment in the Bond, which was partially offset by a decrease in general and administrative expenses.

The Partnership's share of earnings from investment in the Bond is based on the Property's earnings before debt service, which increased for the nine months ended September 30, 1995 relative to the same period in 1994. The Partnership's equity interest in the Property's earnings for the three months ended September 30, 1995 was $130,426, compared with $35,334 for the corresponding period in 1994. The Partnership's equity interest in the Property's earnings for the nine months ended September 30, 1995 was $(118,230), compared with $153,845 for the corresponding period in 1994. The decrease for the nine-month period is due to higher repairs and maintenance expenditures at the Property in the first quarter of 1995. Rental income at Camelot Lakes Apartments was $1,416,792 for the nine months ended September 30, 1995, compared with $1,293,604 for the corresponding period in 1994. Total income at Camelot Lakes Apartments was $1,557,277 for the nine months ended September 30, 1995, compa red with $1,391,242 for the corresponding period in 1994. The increase primarily is attributable to increased occupancy in 1995. Total expenses at Camelot Lakes, net of debt service, were $824,720 for the nine months ended September 30, 1995, compared with $817,212 for the corresponding period in 1994. The increase primarily is due to higher repairs and maintenance expenditures at the Property in the first quarter of 1995, and higher management fees incurred at the Property in 1995, which were partially offset by lower advertising and promotion expenses and other expenses for the period.

Interest on the Working Capital Loan for the three and nine months ended September 30, 1995 decreased to $0, compared with $6,300 and $21,219, respectively, for the three and nine months ended September 30, 1994. Interest on both the Working Capital Loan and the Capital Improvements Loan is no longer being accrued, since the collectibility of such interest is questionable. Effective February 1, 1994, the rate of interest on both loans was reduced from 12.625% to 6%, simple, non-compounding interest.

Total expenses for the three and nine months ended September 30, 1995 totaled $25,628 and $73,791, respectively, compared with $23,493 and $150,899, respectively, for the corresponding periods in 1994. The change for the three-month period primarily is due to a slight increase in general and administrative expenses for the 1995 period. The change for the nine-month period primarily is due to higher general and administrative expenses in 1994, largely as a result of increased legal expenses and closing costs incurred related to the restructuring, and higher amortization of organization costs in 1994. These costs were fully amortized in 1994.

Net cash provided by the Partnership's operating activities for the nine months ended September 30, 1995 was $722,794, compared with $556,713 for the corresponding period in 1994. The increase primarily is attributable to an increase in interest received from the Property on the mortgage revenue bond. Interest received for the nine months ended September 30, 1995 increased to $749,895, compared with $666,574 for the corresponding period in 1994. The increase for the 1995 period is due primarily to the increase in the minimum pay rate effective with the January 1995 payment. The lower interest for the 1994 period was also due to the January 1994 default on debt service by Camelot Lakes.

As of September 30, 1995, occupancy at the Property increased to 87%, compared with 84% at September 30, 1994.






PART II		OTHER INFORMATION


Items 1-5	Not applicable

Item 6		Exhibits and Reports on Form 8-K.

                (a)     Exhibits

                        (27) Financial Data Schedule

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1995.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    VICTORY TAX EXEMPT REALTY INCOME FUND L.P.

                                    BY:     CA VICTORY INC.
                                            General Partner





Date:  November 14, 1995
                                            BY:         s/Paul L. Abbott/
                                            Name:       Paul L. Abbott
                                            Title:      Director, President and
                                                        Chief Financial Officer