Form 10-K
period 1995-12-31
VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP
filed 1996-04-01
CIK 829374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required)

        For the fiscal year ended December 31, 1995

   OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (no fee required)

Commission file number:  0-18333


           VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP
              Exact name of registrant as specified in its charter


          Delaware                                      13-3516912
 State or other jurisdiction of             I.R.S. Employer Identification No.
 incorporation or organization

ATTN:  Andre Anderson
3 World Financial Center, 29th Floor,
New York, New York                                          10285
Address of principal executive offices                     zip code

Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                    Beneficial Assignee Certificates (BACs)
                                 Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X

As of December 31, 1995, 2,140,000 beneficial assignee certificates (BACs) had been issued at a subscription price of $10 per BAC. The BACs are not currently being traded in any market and as such, the BACs have neither a market selling price nor an average bid or asked price.

Documents Incorporated by Reference:

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to BAC Holders for the year ended December 31, 1995, filed as an exhibit under Item 14.



                                     PART I

Item 1.  Business

(a)  General Development of Business

Victory Tax Exempt Realty Income Fund Limited Partnership (the "Partnership") was organized January 15, 1988 under the Delaware Revised Uniform Limited Partnership Act and will continue until December 31, 2018, unless dissolved earlier in accordance with the Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed for the purpose of acquiring tax-exempt mortgage revenue bonds issued by one or more states or local governments or their agencies or authorities, the proceeds of which are used to make participating first mortgage loans on multifamily residential rental developments and to make, in limited circumstances, taxable working capital loans to owners of such developments.

The general partner of the Partnership is CA Victory Inc. (the "General Partner"), formerly Shearson/Victory Inc., a Delaware corporation and an affiliate of Lehman Brothers Inc. ("Lehman"), formerly Shearson Lehman Brothers Inc. (see section entitled "Certain Matters Involving Affiliates contained in "Item 10. "Directors and Executive Officers of the Registrant"). The assignor limited partner is CA Victory Assignor Corp. (the "Assignor Limited Partner"), formerly Shearson/Victory Assignor Corp. (see section entitled "Certain Matters Involving Affiliates contained in "Item 10. "Directors and Executive Officers of the Registrant"), which is an affiliate of Lehman.

The Assignor Limited Partner has assigned certain of the ownership attributes of its limited partnership interests, including rights to a percentage of the income, gains, losses, deductions and distributions of the Partnership to the BAC Holders on the basis of one unit of limited partnership for one BAC.

The business objectives of the Partnership are:

     (1)     to preserve and protect the Partnership's capital;

     (2) to provide quarterly cash distributions from payments of base interest on the mortgage revenue bond, which has been acquired by the Partnership, that are excludable from gross income for federal income tax purposes, and in certain instances, nontaxable distributions from the Partnership's Interest Reserve Account;

     (3) to provide additional cash distributions from payments of contingent interest on the mortgage revenue bond that are excludable from gross income for federal income tax purposes which are derived to the extent allocable from participation in project cash flow and sale or repayment proceeds; and

     (4) to provide additional cash distributions from payments of taxable interest pursuant to working capital loans, which will constitute no more than 10% of the Partnership's invested assets.

On April 28, 1989, the Partnership acquired a mortgage revenue bond (the "Bond") issued by the city of Fresno, California in the principal amount of $15,515,000. The Bond is secured by a first mortgage loan on Camelot Lakes Apartments (the "Property") located in Fresno. In conjunction with the investment in the Bond, the Partnership also made a working capital loan on the Property in the amount of $420,000 (the "Working Capital Loan"). The original owner of the Property was Camelot Lakes Associates ("Camelot Lakes"), an unaffiliated California Limited Partnership. On February 1, 1994, the General Partner finalized a restructuring with Camelot Lakes, which consisted of changing the ownership of the Property, entering into a Forbearance Agreement with a new borrower, amending the second mortgage, and replacing the original property management company. The new owner and borrower under the mortgage loan is ConCam Associates (the "ConCam Owner" or the "New Borrower"), an unaffiliated C alifornia limited partnership, which replaced the original borrower. The new property manager is ConAm Management Corporation ("ConAm"), an affiliate of the ConCam Owner. In conjunction with this restructuring, the Partnership also made a capital improvements loan (the "Capital Improvements Loan") of $500,000 during 1994, which was secured by a second mortgage on the Property. Additional information regarding the Bond, the Working Capital Loan and the Capital Improvements Loan is incorporated by reference to Note 4 "Mortgage Revenue Bond" and Note 5 "Working Capital and Capital Improvements Loan" of the Notes to the Financial Statements contained in the Partnership's Annual Report to BAC Holders for the year ended December 31, 1995, filed as an exhibit under Item 14.

(b)  Employees

The Partnership does not have any employees. Services are performed for the Partnership by affiliates of the General Partner and agents retained by them.

(c)  Competition

Incorporated by reference to the section entitled Message to Investors contained in the Partnership's Annual Report to BAC Holders for the year ended December 31, 1995, filed as an exhibit under Item 14.


Item 2.  Properties

The Partnership does not own any property. The Partnership has, however, invested in the Bond for which an underlying first mortgage on the Property has been assigned to the Partnership as collateral and has made the initial Working Capital Loan and the Capital Improvements Loan to the Borrower. Additional information regarding the Bond, Working Capital Loan, the Capital Improvements Loan and the Property is incorporated by reference to Note 4 "Mortgage Revenue Bond" and Note 5 "Working Capital and Capital Improvements Loan" of the Notes to the Financial Statements contained in the Partnership's Annual Report to BAC Holders for the year ended December 31, 1995, filed as an exhibit under Item 14.


Item 3.  Legal Proceedings

The Partnership is not the subject of any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to the BAC Holders to be voted on during the fourth quarter of the year for which this report was filed.



                                    Part II


Item 5. Market for Registrant's Limited Partnership Units and Related Unitholder Matters

(a)  Market Information.

There is no established public market in which the BACs are currently traded.

(b)  Approximate Number of Security Holders.

As of December 31, 1995, there were 1,066 BAC Holders.

(c)  Dividend History and Restrictions.

Information on the Partnership's cash distributions is incorporated by reference to Note 7 "Distributions Payable" of the Notes to the Financial Statements and the section entitled Message to Investors in the Partnership's Annual Report to BAC Holders for the year ended December 31, 1995, filed as an exhibit under Item 14.

As set forth in the Partnership's Agreement of Limited Partnership, the Partnership has maintained an Interest Reserve Account which has been used to supplement distributions to the Limited Partners. The Interest Reserve Account was established to supplement such payments until the end of the period in which base interest on the Bond has been deferred (the "Deferral Period"). Following the Deferral Period (April 28, 1989 to April 30, 1992), the funds from the Interest Reserve Account were transferred in mid-1993 to a Working Capital Reserve Account (The Working Capital Reserve Account and Interest Reserve Account are hereinafter referred to collectively as the "Working Capital Reserve Account.").

Item 6.  Selected Financial Data

Selected Partnership financial data for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 are shown below. This data should be read in conjunction with the Partnership's financial statements and the related notes included herein, filed as an exhibit under Item 14.

                        1995         1994         1993        1992         1991
- -------------------------------------------------------------------------------
Total Revenues    $   71,044   $  406,502   $  631,711  $  802,387   $  955,190

Net Income (Loss)    (30,145)     211,582      441,297     646,365      815,024

Net Income (Loss)
  per BAC (1)          (0.01)        0.10         0.20        0.30         0.38

Total Assets as of
  December 31     14,044,167   15,168,426   16,038,628  16,942,937   17,918,010

Total Cash Distributions
  declared per
  BAC (1)              0.500        0.500        0.562       0.750        0.750
- -------------------------------------------------------------------------------

(1)  2,140,000 BACs outstanding.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's operating income is derived from its investment in a mortgage revenue bond (the "Bond") in the principal amount of $15,515,000 secured by a first deed of trust on Camelot Lakes Apartments (the "Property").

Operating difficulties at the Property resulted in Camelot Lakes Associates, an unaffiliated limited partnership ("Camelot Lakes" or the "Original Borrower"), defaulting on the November 1993 through January 1994 Bond payments. Consequently, on February 1, 1994, the General Partner reached a restructuring agreement with the Original Borrower, whereby the ownership of the Property was transferred to ConCam Associates (the "ConCam Owner or the "New Borrower"), and property management was transferred to the ConAm Management Corporation ("ConAm"), a major property management company. In addition to ownership, the ConCam Owner, an affiliate of ConAm, assumed the obligations under the Bond and loan documents on a nonrecourse basis. Pursuant to the restructuring, the Partnership entered into a Forbearance Agreement (the "Forbearance Agreement") with the ConCam Owner, which modified the terms of the Bond and amended the second mortgage. The Forbearance Agreement will expire on December 31, 1996 and is subject to renewal at the Partnership's sole option. Pursuant to the Forbearance Agreement, the minimum interest payment on the Bond increased to 7.0% on February 1, 1996 from the previous rate of 6.5%. Given the difficulties confronting multifamily property owners in Fresno, ConCam indicated that it was unlikely that the Property's operations could support debt service payments at the increased rate in 1996. Although the ConCam Owner provided debt service at the 7% minimum pay rate (partially from its cash reserves) on February 1, 1996, it was only able to provide for debt service at a 5% annualized pay rate on the Bond on March 1, 1996. In view of these circumstances, the General Partner is currently engaged in discussions with ConCam to negotiate a modification of the Forbearance Agreement. There can be no assurance that the ConCam Owner will be able to satisfy increased future payments.

At December 31, 1995, the Partnership had cash and cash equivalents, which are invested in tax-exempt money market accounts, of $679,620, compared with $802,222 at December 31, 1994. The decrease is due to net cash used to fund cash distributions exceeding net cash provided by operating activities.

Due to the Property's operating difficulties, the General Partner reduced the cash distribution paid to the partners from an annual return of 7.5% to 5.0%, effective with the second quarter of 1993. Total cash distributions declared for 1995 were $1,080,808, which included $1,070,000, or $.50 per Beneficial Assignee Certificate, declared payable to the Limited Partners. As of December 31, 1995, total cash distributions paid to the Limited Partners since inception have been funded 77% from operating cash flow and 23% from the Partnership's cash reserves. The sources of the Partnership's future cash flows are expected to be from payments of Base Interest on the Bond, interest earned on cash and cash equivalents. Although the ConCam Owner has been able to meet its debt service obligations to date, its ability to service the new pay rate of 7.0% may be impeded should the adverse market conditions in Fresno continue. Depending on the outcome of negotiations with the ConCam Owner, it ma y be necessary to reduce the level of cash distributions during 1996.

On February 16, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the BACs that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partner has declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on February 29, 1996.

Results of Operations

1995 versus 1994

The Partnership accounts for its investment in the Bond using the equity method of accounting. Accordingly, the Partnership reports as income its share of the Property's results of operations.

For the year ended December 31, 1995, the Partnership generated a net loss of $30,145, on total revenues of $71,044, compared with net income of $211,582 on total revenues of $406,502 for the year ended December 31, 1994. The change from net income to net loss primarily is due to a decrease in the Partnership's share of earnings from its investment in the Bond, which was partially offset by a decrease in general and administrative expenses.

The Partnership's share of earnings from investment in the Bond is based on the Property's earnings before debt service, which increased for the year ended December 31, 1995 relative to the same period in 1994. The Partnership's equity interest in the Property's earnings for the year ended December 31, 1995 was $43,158, compared with $377,211 for the year ended December 31, 1994. The decrease primarily is due to higher expenses at the Property in the first quarter of 1995. Total income at Camelot Lakes Apartments was $2,109,518 for the year ended December 31, 1995, compared with $1,806,488 for the year ended December 31, 1994. The increase largely is due to higher average occupancy in 1995. Total expenses at Camelot Lakes Apartments, net of debt service, were $1,657,939 for the year ended December 31, 1995, compared to $1,138,498 for the year ended December 31, 1994. The increase primarily is due to higher repairs and maintenance expense partially offset by lower advertising and promotion expenses and other expenses.

Total expenses for the year ended December 31, 1995 were $101,189, compared to $194,920 for the year ended December 31, 1994. The decrease largely is attributable to higher general and administrative expenses in 1994, primarily as a result of increased legal expenses and closing costs incurred related to the restructuring and higher amortization of organization costs in 1994. These costs were fully amortized in 1994.

Net cash provided by the Partnership's operating activities for the year ended December 31, 1995 was $958,206, compared with $729,103 for the corresponding period in 1994. The increase primarily is attributable to an increase in interest received from the Property on the mortgage revenue bond. Interest received on the mortgage revenue bond increased to $1,002,015 for the year ended December 31, 1995, from $833,850 for the year ended December 31, 1994. The increase for the 1995 period is largely due to the increase in the minimum pay rate effective with the January 1995 payment. The lower interest received for the 1994 period was also due to the January 1994 default on debt service by Camelot Lakes.

As of December 31, 1995, occupancy at the Property increased to 89%, compared with 83% as of December 31, 1994.

1994 versus 1993

For the year ended December 31, 1994, the Partnership earned net income of $211,582, on total revenue of $406,502, compared with net income of $441,297 on total revenue of $631,711 for the year ended December 31, 1993. The decrease in net income is primarily due to a reduction in the Partnership's share of earnings from its investment in the Bond. The change is also due to the decline in interest on the Working Capital Loan in 1994, which is no longer being accrued, since the collectibility of such interest is unlikely.

The Partnership's equity interest in the Property's earnings for the year ended December 31, 1994 was $377,211 compared with $527,857 for the year ended December 31, 1993. The Partnership's share of earnings from investment in the Bond is based on the Property's earnings before debt service, which decreased for the year ended December 31, 1994 relative to the same period in 1993.
Total income at Camelot Lakes Apartments was $1,806,488 for the year ended December 31, 1994 compared to $1,846,989 for the year ended December 31, 1993. Property operating expenses were $1,138,498 for the year ended December 31, 1994 compared to $891,292 for the year ended December 31, 1993. Increased property operating expenses consist primarily of higher safety and security expenses, repair and maintenance expenses and advertising and promotion expenses.

Other interest declined to $29,291 for the year ended December 31, 1994 from $32,479 for the year ended December 31, 1993, due to lower cash balances maintained by the Partnership. Interest on the Working Capital Loan for the year ended December 31, 1994 decreased to $0, compared with $53,025 for the year ended December 31, 1993. Interest is no longer being accrued, since the collectibility of such interest is unlikely. Effective February 1, 1994, the rate of interest on the Working Capital Loan was reduced from 12.625% to 6%, simple, non-compounding interest.

Total expenses for the year ended December 31, 1994 totaled $194,920 compared with $190,414 for the year ended December 31, 1993. The change is primarily due to higher general and administrative expenses in 1994, largely as a result of increased legal expenses and closing costs incurred related to the restructuring, which were partially offset by a decrease in amortization of organization costs, which were fully amortized in 1994.

Net cash provided by the Partnership's operating activities for the year ended December 31, 1994 was $729,103 compared with $1,159,989 for the year ended December 31, 1993. The decrease is primarily attributable to a reduction in interest received from $1,172,899 to $833,850 on the mortgage revenue bond as a result of the Forbearance Agreement and the January 1994 default in debt service by Camelot Lakes Associates. Approximately $232,780 of the $1,172,899 was funded from the Borrower Operating Reserve.

As of December 31, 1994, occupancy at the Property increased to 83%, compared with 71% at December 31, 1993.


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to BAC Holders for the year ended December 31, 1995, filed as an exhibit under Item 14.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

          (a), (b) and (c)

The Partnership has no directors, executive officers or employees of its own.

          (a), (b), (c) and (e)

The names, ages and business experience for the directors and executive officers of the General Partner as of December 31, 1995 are as follows:

          Name                            Office

          Paul L. Abbott                  Director, President and Chief
                                          Financial Officer
          Gregory M. Mayer                Vice President

Paul L. Abbott, 50, is a Managing Director of Lehman Brothers. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

Gregory M. Mayer, 30, is a Vice President of Lehman Brothers Inc. in the Diversified Asset Group. Mr. Mayer is responsible for investment management of residential and commercial real estate. Prior to joining a predecessor of Lehman in 1988, Mr. Mayer worked in the investment banking division of Smith Barney, Harris Upham and Company. Mr. Mayer received a B.A. degree in computer science from Iona College in 1986 and an MBA degree from Cornell University in 1992.

   (d) There is no family relationship between any of the foregoing directors and executive officers.

   (e)  Involvement in certain legal proceedings.

Certain officers and directors of CA Victory Inc., formerly Shearson/Victory, Inc. (see below) are now serving as officers or directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The Partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which that real estate is located and, consequently, the Partnerships sought the protection of the bankruptcy laws to protect the Partnerships' assets from loss through foreclosure.

   (g)  Promoters and control persons.

None.


Certain Matters Involving Affiliates

On July 31, 1993, Shearson sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnership's General Partner. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, the General Partner changed its name to CA Victory Inc. and Shearson/Victory Assignor Corp. changed its name to CA Victory Assignor Corp. to delete any reference to "Shearson."


Item 11.  Executive Compensation

Neither the General Partner nor any of its directors and officers received any compensation from the Registrant. See Item 13 below with respect to a description of certain transactions of the General Partner and its affiliates with the Registrant.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security ownership of certain beneficial owners

To the knowledge of the General Partner, no person or group owns more than 5% of the outstanding BACs.

(b)  Security ownership of management

As of December 31, 1995 none of the officers and directors of the General Partner owned any BACs.

(c)  Changes in control

None.


Item 13.  Certain Relationships and Related Transactions

Incorporated by reference to Note 6 "Transactions with General Partner and Affiliates" of the Notes to Financial Statements contained in the Partnership's Annual Report to BAC Holders for the year ended December 31, 1995, filed as an exhibit under Item 14.



                                    PART IV



Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) (1) Financial Statements:                                  Page Number

            Report of Independent Auditors

                Report of KPMG Peat Marwick LLP                         (1)

            Balance Sheets - As of December 31, 1995 and 1994           (1)

            Statements of Operations - For the years ended
              December 31, 1995, 1994 and 1993                          (1)

            Statements of Partners' Capital (Deficit) - For the
              years ended December 31, 1995, 1994 and 1993              (1)

            Statements of Cash Flows - For the years ended
              December 31, 1995, 1994 and 1993                          (1)

            Notes to Financial Statements                               (1)


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(1) Incorporated by reference to the Partnership's Annual Report to BAC Holders for the year ended December 31, 1995, which is filed as an exhibit under Item 14.

(a) (2)  Financial Statement Schedules:

   ConCam Associates, L.P.

   Independent Auditors' Report                                          A-1
   Financial Statements:
     Balance Sheets at December 31, 1995 and 1994                        A-2
     Statements of Operations and Partners' Capital (Deficit) for
         the year ended December 31, 1995 and the period from
         January 28, 1994 (inception) through December 31, 1994          A-3
     Statements of Cash Flows for the year ended December 31, 1995 and the period from January 28, 1994 (inception) through
         December 31, 1994                                               A-4
     Notes to Financial Statements                                       A-5

(a) (3)  Exhibits:

  3.1 Certificate of Limited Partnership of Victory Tax Exempt Realty Income Fund Limited Partnership. (Incorporated by reference from
        Exhibit 3 to the Registrant's Post-Effective Amendment No. 2, dated February 14, 1989, to the Registration Statement on Form S-11.)

  3.2 Agreement of Limited Partnership of Victory Tax Exempt Realty Income Fund Limited Partnership. (Incorporated by reference from
        Exhibit 3 to the Registrant's Post-Effective Amendment No. 2, dated February 14, 1989, to the Registration Statement on Form S-11.)

  3.3 Beneficial Assignee Certificate. (Incorporated by reference from Exhibit 3 to the Registrant's Registration Statement on Form S-11.)

 10.1   Forbearance Agreement between Victory Tax Exempt Realty Income
        Fund Limited Partnership and ConCam Associates, L.P. dated January 31, 1994. (Incorporated by reference from Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

 10.2   First Amendment to Working Capital Loan Agreement between
        Victory Tax Exempt Realty Income Fund Limited Partnership and ConCam Associates, L.P. dated February 1, 1994. (Incorporated by reference from Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

 10.3   Property Management Agreement between ConCam Associates, L.P.
        and ConAm Management Corporation dated January 31, 1994. (Incorporated by reference from Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

 10.4   Termination and Release Agreement between Victory Tax Exempt
        Realty Income Fund Limited Partnership, Camelot Lakes Associates and James Hendricks and Associates, Inc. dated February 1, 1994. (Incorporated by reference from Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

 13.1   Annual Report to BAC Holders for the year ended December 31, 1995.

 27.1   Financial Data Schedule.


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of fiscal
     1995.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        VICTORY TAX EXEMPT REALTY INCOME FUND
                                        LIMITED PARTNERSHIP


                                   BY:  CA Victory Inc.,
                                        General Partner


Date:   March 29, 1996
                                   BY:  s/Paul L. Abbott/
                                 Name:  Paul L. Abbott
                                Title:  Director, President and
                                        Chief Financial Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



                                        CA VICTORY INC.
                                        General Partner



Date:   March 29, 1996
                                   BY:  s/Paul L. Abbott/
                                 Name:  Paul L. Abbott
                                Title:  Director, President and
                                        Chief Financial Officer





Date:   March 29, 1996             BY:  s/Gregory M. Mayer/
                                 Name:  Gregory M. Mayer
                                Title:  Vice President