Form 10-Q
period 1996-03-31
VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP
filed 1996-05-15
CIK 829374

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One) X  Quarterly Report Pursuant to Section 13 or 15(d) of
              the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996 or
              Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the Transition period from ______  to ______


                        Commission File Number: 0-18333


           VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP
              Exact Name of Registrant as Specified in its Charter


          Delaware                                      13-3516912
  State or Other Jurisdiction of
  Incorporation or Organization             I.R.S. Employer Identification No.


  3 World Financial Center, 29th Floor,
  New York, NY    Attn: Andre Anderson                       10285
 Address of Principal Executive Offices                     Zip Code

                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X    No ____



Balance Sheets                                   At March 31,  At December 31,
                                                        1996             1995
Assets

Investment in mortgage revenue bond, working
 capital loan, and capital improvements loan    $ 13,114,780     $ 13,222,356
Cash and cash equivalents                            626,447          679,620
Mortgage acquisition fees, net of accumulated
 amortization of $296,509 and $285,809 in
 1996 and 1995, respectively                         131,491          142,191
                                                ------------     ------------
     Total Assets                               $ 13,872,718     $ 14,044,167
                                                ============     ============
Liabilities and Partners' Capital

Liabilities:

 Accounts payable                               $     20,854     $     26,187
 Due to affiliates                                     6,507            6,500
 Distributions payable                               266,501          272,423
                                                ------------     ------------
     Total Liabilities                               293,862          305,110
                                                ------------     ------------
Partners' Capital (Deficit):
 General Partner                                     (60,215)         (58,613)
 BAC Holders (2,140,000 BACS outstanding)         13,639,071       13,797,670
                                                ------------     ------------
     Total Partners' Capital                      13,578,856       13,739,057
                                                ------------     ------------
     Total Liabilities and Partners' Capital    $ 13,872,718     $ 14,044,167
                                                ============     ============



Statement of Partners' Capital (Deficit)
For the three months ended March 31,1996

                                      General              BAC
                                      Partner          Holders           Total

Balance at December 31, 1995        $ (58,613)    $ 13,797,670    $ 13,739,057
Net income                              1,063          105,237         106,300
Cash distributions                     (2,665)        (263,836)       (266,501)
                                    ---------     ------------    ------------
Balance at March 31, 1996           $ (60,215)    $ 13,639,071    $ 13,578,856
                                    =========     ============    ============


Statements of Operations
For the three months ended March 31,                     1996            1995

Revenue

Share of earnings (loss) from investment
in mortgage revenue bond                            $ 131,614      $ (414,275)
Other interest                                          5,267           6,791
                                                    ---------      ----------
     Total                                            136,881        (407,484)
                                                    =========      ==========
Expenses

General and administrative                             19,881          11,261
Amortization of mortgage costs                         10,700          10,700
                                                    ---------      ----------
     Total                                             30,581          21,961
                                                    ---------      ----------
     Net Income (Loss)                              $ 106,300      $ (429,445)
                                                    =========      ==========
Net Income (Loss) Allocated:

To the General Partner                              $   1,063      $   (4,294)
To the BAC Holders                                    105,237        (425,151)
                                                    ---------      ----------
                                                    $ 106,300      $ (429,445)
                                                    =========      ==========
Per BAC unit
(2,140,000 outstanding)                                  $.05           $(.20)





Statements of Cash Flows
For the three months ended March 31,                     1996            1995

Cash Flows From Operating Activities

Net income (loss)                                   $ 106,300      $ (429,445)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
  Share of earnings from investment
    in mortgage revenue bond                         (131,614)        414,275
  Interest received on mortgage revenue bond          239,190         245,655
  Amortization                                         10,700          10,700
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
     Accounts payable                                  (5,333)        (13,154)
     Due to affiliates                                      7         (13,400)
                                                    ---------      ----------
Net cash provided by operating activities             219,250         214,631
                                                    ---------      ----------
Cash Flows From Financing Activities
  Cash distributions                                 (272,423)       (272,423)
                                                    ---------      ----------
Net cash used for financing activities               (272,423)       (272,423)
                                                    ---------      ----------
Net decrease in cash and cash equivalents             (53,173)        (57,792)
Cash and cash equivalents, beginning of period        679,620         802,222
                                                    ---------       ---------
Cash and cash equivalents, end of period            $ 626,447       $ 744,430
                                                    =========       =========




Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of changes in partners' capital (deficit) for the three months ended March 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1995, or the following material contingencies exist and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On May 8, 1996, as a result of negotiations with the ConCam Owner, the Partnership executed a Letter Agreement (the "Agreement") to generally allow a continuance of the terms of the Forbearance Agreement provided that in lieu of the minimum pay rate, the ConCam Owner pay as debt service all available cash flow. The Agreement will be in effect through December 31, 1996, the expiration of the Forbearance Agreement, but can be terminated by either party upon 30 days written notice.




Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

The Partnership's operating income is derived from its investment in a mortgage revenue bond (the "Bond") in the original principal amount of $15,515,000 secured by a first deed of trust on Camelot Lakes Apartments (the "Property").

Operating difficulties at the Property resulted in Camelot Lakes Associates, an unaffiliated limited partnership ("Camelot Lakes" or the "Original Borrower"), defaulting on the November 1993 through January 1994 Bond payments. On February 1, 1994, the General Partner reached a restructuring agreement with the Original Borrower, whereby the ownership of the Property was transferred to ConCam Associates (the "ConCam Owner" or the "New Borrower"), and property management was transferred to the ConAm Management Corporation ("ConAm"), a major property management company. In addition to ownership, the ConCam Owner, an affiliate of ConAm, assumed the obligations under the Bond and loan documents on a nonrecourse basis. Pursuant to the restructuring, the Partnership entered into a Forbearance Agreement (the "Forbearance Agreement") with the ConCam Owner, which modified the terms of the Bond and amended the second mortgage. The Forbearance Agreement will expire on December 31, 1996 and is subject to renewal at the Partnership's sole option. Pursuant to the Forbearance Agreement, the minimum interest payment on the Bond increased to 7.0% on February 1, 1996 from the previous rate of 6.5%. Given the difficulties confronting multifamily property owners in Fresno, ConCam indicated that it was unlikely that the Property's operations could support debt service payments at the increased rate in 1996. Although the ConCam Owner paid debt service at the 7.0% minimum pay rate (partially from its cash reserves) on February 1, 1996, it made its March 1 and April 1, 1996 payments at an annualized rate lower than the minimum pay rate. In view of these circumstances, the General Partner engaged in discussions with the ConCam Owner to negotiate an agreement to continue operations under the Forbearance Agreement. On May 8, 1996, as a result of negotiations with the ConCam Owner, the Partnership executed a Letter Agreement (the "Agreement") to generally allow a continuance of the terms of the Forbearance Agreement provided that in lieu of the minimum pay rate, the ConCam Owner pay as debt service all available cash flow. The Agreement will be in effect through December 31, 1996, the expiration of the Forbearance Agreement, but can be terminated by either party upon 30 days written notice.

At March 31, 1996, the Partnership had cash and cash equivalents, which are invested in tax-exempt money market accounts, of $626,447, compared with $679,620 at December 31, 1995. The decrease is due to net cash used to fund cash distributions exceeding net cash provided by operating activities.

Due to the Property's operating difficulties, the General Partner reduced the cash distribution paid to the partners from an annual return of 7.5% to 5.0%, effective with the second quarter of 1993. Total cash distributions declared year-to- date for 1996 were $266,501, which included $263,836, or $.125 per Beneficial Assignee Certificate, declared payable to the Limited Partners. As of March 31, 1996, total cash distributions paid to the Limited Partners since inception have been funded 78% from operating cash flow and 22% from the Partnership's cash reserves. The sources of the Partnership's future cash flows are expected to be from payments of Base Interest on the Bond, and interest earned on cash and cash equivalents. The ConCam Owner's ability to service the new pay rate of 7.0% has been impeded due to the adverse market conditions in Fresno. Depending on the level of debt service made by the ConCam Owner, it may be necessary to reduce the level of cash distributions during 1996.

Results of Operations

The Partnership accounts for its investment in the Bond using the equity method of accounting. Accordingly, the Partnership reports as income its share of the Property's results of operations.

For the three months ended March 31, 1996, the Partnership generated net income of $106,300, compared with a net loss of $429,445 for the three months ended March 31, 1995. The change from net loss to net income primarily is due to an increase in the Partnership's share of earnings from its investment in the Bond.

The Partnership's share of earnings from investment in the Bond is based on the Property's earnings before debt service, which was largely unchanged for the three months ended March 31, 1996 relative to the same period in 1995.
The Partnership's equity interest in the Property's earnings for the three months ended March 31, 1996 was $131,614, compared with $(414,275) for the three months ended March 31, 1995. The Partnership's equity interest in the Property's earnings increased in 1996, primarily due to higher expenses incurred at the Property in the first quarter of 1995. Total income at Camelot Lakes Apartments was $520,350 for the three months ended March 31, 1996, compared with $523,134 for the three months ended March 31, 1995. The decrease primarily is due to a decrease in other income, consisting of laundry revenues, which was partially offset by an increase in rental income as a result of increased occupancy at the Property. Total expenses at Camelot Lakes Apartments, net of debt service, were $266,764 for the three months ended March 31, 1996, compared to $803,533 for the three months ended March 31, 1995. The decrease primarily is due to higher repairs and maintenance expense in the first quarter of 1995.

Total expenses for the three months ended March 31, 1996 were $30,581, compared to $21,961 for the three months ended March 31, 1995. The increase largely is attributable to higher general and administrative expenses in 1996, primarily as a result of increased legal expenses associated with the modification of the Forbearance Agreement and an increase in reimbursable costs, partially offset by a decrease in miscellaneous expenses.

Interest received on the mortgage revenue bond was $239,190 for the three months ended March 31, 1996, compared with $245,655 for the three months ended March 31, 1995. The decrease is largely due to the ConCam Owner providing for debt service at a lower rate due to the current operating and market constraints mentioned above.

As of March 31, 1996, occupancy at the Property was 86.8%, compared with 82.7% as of March 31, 1995.



Part II    Other Information

Items 1-5  Not applicable.

Item 6     Exhibits and reports on Form 8-K.

           (a)  Exhibits -

            (10.5) Standstill Letter Agreement between Victory Tax Exempt Realty Income Fund Limited Partnership and ConCam Associates, L.P. dated May 8, 1996.

            (27)    Financial Data Schedule

           (b)  Reports on Form 8-K.

                On February 16, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner, and no partner will be entitled to receive any distribution until the General Partner has declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on February 29, 1996.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                VICTORY TAX EXEMPT REALTY INCOME FUND
                                LIMITED PARTNERSHIP

                           BY:  CA Victory Inc.
                                General Partner




Date:  May 15, 1996        BY:  /s/ Paul L. Abbott
                                President