Form 10-Q
period 1996-06-30
VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP
filed 1996-08-14
CIK 829374

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

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




Balance Sheets
                                                 At June 30,   At December 31,
                                                       1996              1995
Assets
Investment in mortgage revenue bond,
 working capital loan, and capital
 improvements loan                             $ 13,084,446      $ 13,222,356
Cash and cash equivalents                           542,208           679,620
Mortgage acquisition fees, net of
 accumulated amortization of $307,209
 and $285,809 in 1996 and 1995, respectively        120,791           142,191
                                               ------------      ------------
     Total Assets                              $ 13,747,445      $ 14,044,167
                                               ============      ============
Liabilities and Partners' Capital
Liabilities:
  Accounts payable                             $     15,994      $     26,187
  Due to affiliates                                   9,000             6,500
  Distributions payable                             269,462           272,423
                                               ------------      ------------
     Total Liabilities                              294,456           305,110
                                               ------------      ------------
Partners' Capital (Deficit):
  General Partner                                   (61,474)          (58,613)
  BAC Holders (2,140,000 BACS outstanding)       13,514,463        13,797,670
                                               ------------      ------------
     Total Partners' Capital                     13,452,989        13,739,057
                                               ------------      ------------
     Total Liabilities and Partners' Capital   $ 13,747,445      $ 14,044,167
                                               ============      ============





Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1996

                                      General              BAC
                                      Partner          Holders           Total
Balance at December 31, 1995        $ (58,613)    $ 13,797,670    $ 13,739,057
Net income                              2,499          247,396         249,895
Cash distributions                     (5,360)        (530,603)       (535,963)
                                    ---------     ------------    ------------
Balance at June 30, 1996            $ (61,474)    $ 13,514,463    $ 13,452,989
                                    =========     ============    ============






Statements of Operations
                                      Three months ended     Six months ended
                                            June 30,              June 30,
                                        1996       1995       1996        1995
Revenue Share of earnings (loss)
 from investment in mortgage
 revenue bond                      $ 170,068  $ 165,619  $ 301,682  $ (248,656)
 Other Interest                        4,932      7,403     10,199      14,194
                                   ---------  ---------  ---------  ----------
     Total Revenue                   175,000    173,022    311,881    (234,462)
                                   ---------  ---------  ---------  ----------
Expenses
General and administrative            20,705     15,502     40,586      26,763
Amortization of mortgage costs        10,700     10,700     21,400      21,400
                                   ---------  ---------  ---------  ----------
     Total Expenses                   31,405     26,202     61,986      48,163
                                   ---------  ---------  ---------  ----------
     Net income (loss)             $ 143,595  $ 146,820  $ 249,895  $ (282,625)
                                   =========  =========  =========  ==========
Net Income (Loss) Allocated:
To the General Partner             $   1,436  $   1,468  $   2,499  $   (2,826)
To the BAC Holders                   142,159    145,352    247,396    (279,799)
                                   ---------  ---------  ---------  ----------
                                   $ 143,595  $ 146,820  $ 249,895  $ (282,625)
                                   =========  =========  =========  ==========
Per BAC unit
(2,140,000 outstanding)                 $.07       $.07       $.12       $(.13)
                                   ---------  ---------  ---------  ----------




Statements of Cash Flows
For the six months ended June 30,                             1996        1995
Cash Flows From Operating Activities
Net income (loss)                                       $  249,895  $ (282,625)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
  Share of earnings (loss) from investment in
   mortgage revenue bond                                  (301,682)    248,656
  Interest received on mortgage revenue bond               439,592     497,775
  Amortization                                              21,400      21,400
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
     Accounts payable                                      (10,193)    (11,669)
     Due to affiliates                                       2,500      (6,900)
                                                        ----------  ----------
Net cash provided by operating activities                  401,512     466,637
                                                        ----------  ----------
Cash Flows From Financing Activities
  Cash distributions                                      (538,924)   (538,924)
                                                        ----------  ----------
Net cash used for financing activities                    (538,924)   (538,924)
                                                        ----------  ----------
Net decrease in cash and cash equivalents                 (137,412)    (72,287)
Cash and cash equivalents, beginning of period             679,620     802,222
                                                        ----------  ----------
Cash and cash equivalents, end of period                $  542,208  $  729,935
                                                        ==========  ==========




Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995; and cash flows for the six months ended June 30, 1996 and 1995 and the statement of changes in partner's capital (deficit) for the six months ended June 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1995, or the following material contingencies exist and require disclosure in this interim report per Regulation S- X, Rule 10-01, Paragraph (a) (5).

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

Operating difficulties at the Property resulted in Camelot Lakes Associates, an unaffiliated limited partnership ("Camelot Lakes" or the "Original Borrower"), defaulting on the November 1993 through January 1994 Bond payments. On February 1, 1994, the General Partner reached a restructuring agreement with the Original Borrower, whereby the ownership of the Property was transferred to ConCam Associates (the "ConCam Owner" or the "New Borrower"), and property management was transferred to the ConAm Management Corporation ("ConAm"), a major property management company. In addition to ownership, the ConCam Owner, an affiliate of ConAm, assumed the obligations under the Bond and loan documents on a nonrecourse basis. Pursuant to the restructuring, the Partnership entered into a Forbearance Agreement (the "Forbearance Agreement") with the ConCam Owner, which modified the terms of the Bond and amended the second mortgage. The Forbearance Agreement will expire on December 31, 1996 and is subject to renewal at the Partnership's sole option. Pursuant to the Forbearance Agreement, the minimum interest payment on the Bond increased to 7.0% on February 1, 1996 from the previous rate of 6.5%. Given the difficulties confronting multifamily property owners in Fresno, California, ConCam indicated that it was unlikely that the Property's operations could support debt service payments at the increased rate in 1996. Although the ConCam Owner paid debt service at the 7.0% minimum pay rate (partially from its cash reserves) on February 1, 1996, it made its March 1 and April 1, 1996 payments at an annualized rate lower than the minimum pay rate. In view of these circumstances, the General Partner engaged in discussions with the ConCam Owner to negotiate an agreement to continue operations under the Forbearance Agreement. On May 8, 1996, as a result of negotiations with the ConCam Owner, the Partnership executed a Letter Agreement (the "Agreement") to generally allow a continuance of the terms of the Forbearance Agreement provided that in lieu of the minimum pay rate, the ConCam Owner pay as debt service all available cash flow. The Agreement will be in effect through December 31, 1996, the expiration of the Forbearance Agreement, but can be terminated by either party upon 30 days written notice.

At June 30, 1996, the Partnership had cash and cash equivalents, which are invested in tax-exempt money market accounts, of $542,208, compared with $679,620 at December 31, 1995. The decrease is due to net cash used to fund cash distributions exceeding net cash provided by operating activities.

Due to the Property's operating difficulties, the General Partner reduced the cash distribution paid to the partners from an annual return of 7.5% to 5.0%, effective with the second quarter of 1993. Total cash distributions declared year-to- date for 1996 were $535,963, which included $530,603, or $.250 per Beneficial Assignee Certificate, declared payable to the Limited Partners. As of June 30, 1996, total cash distributions paid to the Limited Partners since inception have been funded 77% from operating cash flow and 23% from the Partnership's cash reserves. The sources of the Partnership's future cash flows are expected to be from payments of Base Interest on the Bond, and interest earned on cash and cash equivalents. The ConCam Owner's ability to service the new pay rate of 7.0% has been impeded due to the adverse market conditions in Fresno. Depending on the level of debt service made by the ConCam Owner, it may be necessary to reduce the level of cash distributions during 1996.

Results of Operations

The Partnership accounts for its investment in the Bond using the equity method of accounting. Accordingly, the Partnership reports as income its share of the Property's results of operations.

For the three months ended June 30, 1996, the Partnership generated net income of $143,595, compared with net income of $146,820 for the three months ended June 30, 1995. The decrease for the three-month period primarily is due to a decrease in other interest and an increase in general and administrative expenses, which was partially offset by an increase in the Partnership's share of earnings from its investment in the Bond. For the six months ended
June 30, 1996, the Partnership generated net income of $249,895, compared with a net loss of $282,625 for the six months ended June 30, 1995. The change from net loss to net income primarily is due to an increase in the Partnership's share of earnings from its investment in the Bond, which was partially offset by an increase in general and administrative expenses and a decrease in other interest.

The Partnership's share of earnings from investment in the Bond is based on the Property's earnings before debt service, which was relatively unchanged for the six months ended June 30, 1996 relative to the same period in 1995. The Partnership's equity interest in the Property's earnings for the three months ended June 30, 1996 was $170,068, compared with $165,619 for the three months ended June 30, 1995. The Partnership's equity interest in the Property's earnings for the six months ended June 30, 1996 was $301,682, compared with $(248,656) for the six months ended June 30, 1995. The Partnership's equity interest in the Property's earnings increased for the six-month period in 1996, primarily due to higher expenses incurred at the Property in the first quarter of 1995. Total income at Camelot Lakes Apartments was $1,037,380 for the six months ended June 30, 1996, compared with $1,044,612 for the six months ended June 30, 1995. The decrease primarily is due to a decrease in other income, consisting of laundry revenues, which was partially offset by an increase in rental income as a result of increased occupancy at the Property. Total expenses at Camelot Lakes Apartments, net of debt service, were $555,134 for the six months ended June 30, 1996, compared to $1,107,703 for the six months ended June 30, 1995. The decrease primarily is due to higher repairs and maintenance expense in the first quarter of 1995.

For the three and six months ended June 30, 1996, other interest was $4,932 and $10,199, respectively, compared to $7,403 and $14,194, respectively, for the three and six months ended June 30, 1995. The decreases primarily are due to lower cash balances maintained by the Partnership during 1996.

Total expenses for the three and six months ended June 30, 1996 were $31,405 and $61,986, respectively, compared to $26,202 and $48,163, respectively, for the three and six months ended June 30, 1995. The increases are attributable to higher general and administrative expenses in 1996, primarily as a result of increased legal expenses associated with the modification of the Forbearance Agreement and an increase in Partnership administrative expenses, partially offset by a decrease in miscellaneous expenses.

Interest received on the mortgage revenue bond was $439,592 for the six months ended June 30, 1996, compared with $497,775 for the six months ended
June 30, 1995. The decrease is largely due to the ConCam Owner providing for debt service at a lower rate due to the current operating and market constraints mentioned above.

As of June 30, 1996, occupancy at the Property was 89.0%, compared with 87.2% as of June 30, 1995.




Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8- K were filed during the quarter ended June 30, 1996.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                VICTORY TAX EXEMPT REALTY INCOME FUND
                                LIMITED PARTNERSHIP

                                BY:  CA Victory Inc.
                                     General Partner



Date:     August 14, 1996       BY:  /s/ Paul L. Abbott
                                     ------------------
                                     Director and Chief
                                     Executive Officer




Date:     August 14, 1996       BY:  /s/Robert Hellman
                                     -----------------
                                     President




Date:     August 14, 1996       BY:  /s/Greg Mayer
                                     -------------
                                     Vice President and Chief
                                     Financial Officer