Form 10-Q
period 1996-09-30
VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP
filed 1996-11-14
CIK 829374

Victory Tax Exempt Realty Income Fund Limited Partnership
                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

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


Balance Sheets
                                          At September 30,     At December 31,
                                                     1996                1995
Assets
Investment in mortgage revenue bond,
 working capital loan, and capital
 improvements loan                           $ 13,033,957        $ 13,222,356
Cash and cash equivalents                         478,551             679,620
Mortgage acquisition fees, net of accumulated
amortization of $317,909 and $285,809 in 1996
and 1995, respectively                            110,091             142,191
                                             ------------        ------------
     Total Assets                            $ 13,622,599        $ 14,044,167
                                             ============        ============
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses      $     19,645        $     26,187
  Due to affiliates                                17,847               6,500
  Distributions payable                           272,423             272,423
                                             ------------        ------------
      Total Liabilities                           309,915             305,110
                                             ------------        ------------
Partners' Capital (Deficit):
  General Partner                                 (62,877)            (58,613)
  BAC Holders (2,140,000 BACS outstanding)     13,375,561          13,797,670
                                             ------------        ------------
     Total Partners' Capital                   13,312,684          13,739,057
                                             ------------        ------------
   Total Liabilities and Partners' Capital   $ 13,622,599        $ 14,044,167
                                             ============        ============





Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1996
                                         General            BAC
                                         Partner        Holders         Total
Balance at December 31, 1995           $ (58,613)  $ 13,797,670  $ 13,739,057
Net income                                 3,820        378,193       382,013
Cash distributions                        (8,084)      (800,302)     (808,386)
                                       ---------   ------------  ------------
Balance at September 30, 1996          $ (62,877)  $ 13,375,561  $ 13,312,684
                                       =========   ============  ============






Statements of Operations
                                        Three months ended    Nine months ended
                                            September 30,       September 30,
                                           1996      1995      1996       1995
Revenue Share of earnings (loss) from
investment in mortgage revenue bond   $ 162,844 $ 130,426 $ 464,526 $ (118,230)
Interest                                  4,321     6,855    14,520     21,049
                                      --------- --------- --------- ----------
     Total Revenue                      167,165   137,281   479,046    (97,181)
                                      --------- --------- --------- ----------
Expenses
General and administrative               24,347    14,928    64,933     41,691
Amortization of mortgage costs           10,700    10,700    32,100     32,100
                                      --------- --------- --------- ----------
     Total Expenses                      35,047    25,628    97,033     73,791
                                      --------- --------- --------- ----------
     Net income (loss)                $ 132,118 $ 111,653 $ 382,013 $ (170,972)
                                      ========= ========= ========= ==========
Net Income (Loss) Allocated:
To the General Partner                $   1,321 $   1,117 $   3,820 $   (1,710)
To the BAC Holders                      130,797   110,536   378,193   (169,262)
                                      --------- --------- --------- ----------
                                      $ 132,118 $ 111,653 $ 382,013 $ (170,972)
                                      ========= ========= ========= ==========
Per BAC unit
(2,140,000 outstanding)                    $.06     $ .05     $ .18     $ (.08)
                                      --------- --------- --------- ----------



Statements of Cash Flows
For the nine months ended September 30,                     1996          1995

Cash Flows From Operating Activities:
Net income (loss)                                     $  382,013    $ (170,972)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
  Share of earnings (loss) from investment in
   mortgage revenue bond                                (464,526)      118,230
  Interest received on mortgage revenue bond             652,925       749,895
  Amortization                                            32,100        32,100
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
     Accounts payable and accrued expenses                (6,542)       (6,729)
     Due to affiliates                                    11,347           270
                                                       ---------     ---------
Net cash provided by operating activities                607,317       722,794
                                                       ---------     ---------
Cash Flows From Financing Activities:
  Cash distributions                                    (808,386)     (808,386)
                                                       ---------     ---------
Net cash used for financing activities                  (808,386)     (808,386)
                                                       ---------     ---------
Net decrease in cash and cash equivalents               (201,069)      (85,592)
Cash and cash equivalents, beginning of period           679,620       802,222
                                                       ---------     ---------
Cash and cash equivalents, end of period               $ 478,551     $ 716,630
                                                       =========     =========


Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995 and the statement of partner's capital (deficit) for the nine months ended September 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1995, or the following material contingencies exist and require disclosure in this interim report per Regulation S- X, Rule 10-01, Paragraph (a) (5).

Forbearance Agreement

On May 8, 1996, as a result of negotiations with the ConCam Owner, the Partnership executed a Letter Agreement (the "Agreement") to generally allow a continuance of the terms of the Forbearance Agreement which originally became effective January 31, 1994 (the "Forbearance Agreement"). The Agreement provided that in lieu of the minimum pay rate, the ConCam Owner pay as debt service all available cash flow. The Agreement will be in effect through December 31, 1996, the expiration of the Forbearance Agreement, but can be terminated by either party upon 30 days written notice.

The General Partner is evaluating the situation to determine a future strategy for the Partnership. Among the alternatives being considered is a formal restructuring of the interest payment terms under the Bond. The Internal Revenue Service recently released final regulations (the "Regulations") concerning modifications to terms of debt instruments, which generally apply to debt modifications that occur on or after September 24, 1996. The Regulations provide that the agreement of a debt holder to defer interest due (i.e., a "forbearance), is a reissuance of the debt for tax purposes, unless the forbearance is for a period not exceeding two years plus an additional period of time during which the parties conduct good faith negotiations to restructure the debt. As a result of the Regulations and the fact that the Bonds are already the subject of the Forbearance Agreement, the Partnership is unable to extend the expiration of the existing Forbearance Agreement. Such an extension could constitute a reissuance of the Bonds, resulting in the issuance of a new debt obligation and a redemption of the existing debt. As so reissued, the Bonds may no longer constitute debt, and the tax-exempt feature of the Bond would be preserved only in the event that the new debt obligation is determined to be debt and not equity for federal income tax purposes. Given the risk associated with an extension of the Forbearance Agreement, a formal restructuring may be required in order to attempt to preserve the tax-exempt status of the Bond. Consequently, the Partnership and the ConCam Owner are currently discussing the parameters of a possible restructuring.


Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

The Partnership's operating income is derived from its investment in a mortgage revenue bond (the "Bond") in the original principal amount of $15,515,000 secured by a first deed of trust on Camelot Lakes Apartments (the "Property").

Operating difficulties at the Property resulted in Camelot Lakes Associates, an unaffiliated limited partnership ("Camelot Lakes" or the "Original Borrower"), defaulting on the November 1993 through January 1994 Bond payments. On February 1, 1994, the General Partner reached a restructuring agreement with the Original Borrower, whereby the ownership of the Property was transferred to ConCam Associates (the "ConCam Owner" or the "New Borrower"), and property management was transferred to the ConAm Management Corporation ("ConAm"), a major property management company. In addition to ownership, the ConCam Owner, an affiliate of ConAm, assumed the obligations under the Bond and loan documents on a nonrecourse basis. Pursuant to the restructuring, the Partnership entered into a Forbearance Agreement (the "Forbearance Agreement") with the ConCam Owner, which modified the terms of the Bond and amended the second mortgage. The Forbearance Agreement will expire on December 31, 1996 and is subject to renewal at the Partnership's sole option. Pursuant to the Forbearance Agreement, the minimum interest payment on the Bond increased to 7.0% on February 1, 1996 from the previous rate of 6.5%. Given the difficulties confronting multifamily property owners in Fresno, California, the ConCam Owner indicated that it was unlikely that the Property's operations could support debt service payments at the increased rate in 1996. Although the ConCam Owner paid debt service at the 7.0% minimum pay rate (partially from its cash reserves) on February 1, 1996, it made its March 1 and April 1, 1996 payments at an annualized rate lower than the minimum pay rate. In view of these circumstances, the General Partner engaged in discussions with the ConCam Owner to negotiate an agreement to continue operations under the Forbearance Agreement. On May 8, 1996, as a result of negotiations with the ConCam Owner, the Partnership executed a Letter Agreement (the "Agreement") to generally allow a continuance of the terms of the Forbearance Agreement provided that in lieu of the minimum pay rate, the ConCam Owner pay as debt service all available cash flow. The Agreement will be in effect through December 31, 1996, the expiration of the Forbearance Agreement, but can be terminated by either party upon 30 days written notice.

In view of the circumstances discussed above, the General Partner is evaluating the situation to determine a future strategy for the Partnership. Among the alternatives being considered is a formal restructuring of the interest payment terms under the Bond. The Internal Revenue Service recently released final regulations (the "Regulations") concerning modifications to terms of debt instruments, which generally apply to debt modifications that occur on or after September 24, 1996. The Regulations provide that the agreement of a debt holder to defer interest due (i.e., a "forbearance), is a reissuance of the debt for tax purposes, unless the forbearance is for a period not exceeding two years plus an additional period of time during which the parties conduct good faith negotiations to restructure the debt. As a result of the Regulations and the fact that the Bonds are already the subject of the Forbearance Agreement, the Partnership is unable to extend the expiration of the existing Forbearance Agreement. Such an extension could constitute a reissuance of the Bonds, resulting in the issuance of a new debt obligation and a redemption of the existing debt. As so reissued, the Bonds may no longer constitute debt, and the tax-exempt feature of the Bond would be preserved only in the event that the new debt obligation is determined to be debt and not equity for federal income tax purposes. Given the risk associated with an extension of the Forbearance Agreement, a formal restructuring may be required in order to attempt to preserve the tax-exempt status of the Bond. Consequently, the Partnership and the ConCam Owner are currently discussing the parameters of a possible restructuring.

At September 30, 1996, the Partnership had cash and cash equivalents, which are invested in tax-exempt money market accounts, of $478,551, compared with $679,620 at December 31, 1995. The decrease is due to net cash used to fund cash distributions exceeding net cash provided by operating activities.

Due to the Property's operating difficulties, the General Partner reduced the cash distribution paid to the partners from an annual return of 7.5% to 5.0%, effective with the second quarter of 1993. Total cash distributions declared year-to- date for 1996 were $808,386, which included $800,302, or $.374 per Beneficial Assignee Certificate, declared payable to the Limited Partners. As of September 30, 1996, total cash distributions paid to the Limited Partners since inception have been funded 77% from operating cash flow and 23% from the Partnership's cash reserves. The sources of the Partnership's future cash flows are expected to be from payments of interest on the Bond, and interest earned on cash and cash equivalents. The ConCam Owner's ability to service the new pay rate of 7.0% has been impeded due to the adverse market conditions in Fresno, California. Given these circumstances and the persistent market pressures confronting the Property, future distributions to limited partners are dependent on the level of debt service payments to be made by ConCam in the future and the outcome of the Partnership's discussions with the ConCam Owner.

Results of Operations

The Partnership accounts for its investment in the Bond using the equity method of accounting. Accordingly, the Partnership reports as income its share of the Property's results of operations.

For the three months ended September 30, 1996, the Partnership generated net income of $132,118, compared with net income of $111,653 for the three months ended September 30, 1995. The increase primarily is due to an increase in the Partnership's share of earnings from its investment in the Bond, which was partially offset by an increase in general and administrative expenses and a decrease in interest. For the nine months ended September 30, 1996, the Partnership generated net income of $382,013, compared with a net loss of $170,972 for the nine months ended September 30, 1995. The change from net loss to net income primarily is due to an increase in the Partnership's share of earnings from its investment in the Bond, which was partially offset by an increase in general and administrative expenses and a decrease in interest income.

The Partnership's share of earnings from investment in the Bond is based on the Property's earnings before debt service, which increased for the nine months ended September 30, 1996 relative to the same period in 1995. The Partnership's equity interest in the Property's earnings for the three months ended September 30, 1996 was $162,844, compared with $130,426 for the three months ended September 30, 1995. The Partnership's equity interest in the Property's earnings for the nine months ended September 30, 1996 was $464,526, compared with $(118,230) for the nine months ended September 30, 1995. The Partnership's equity interest in the Property's earnings increased for the nine-month period in 1996 primarily due to higher expenses incurred at the Property in the first quarter of 1995. Total income at the Property was $1,561,760 for the nine months ended September 30, 1996, largely unchanged from $1,557,277 for the nine months ended September 30, 1995. The increase primarily is due to an increase in rental income as a result of increased occupancy at the Property, which was partially offset by a decrease in other income, consisting of laundry revenues. Total expenses at the Property, excluding debt service, were $788,642 for the nine months ended September 30, 1996, compared to $1,357,138 for the nine months ended September 30, 1995. The decrease primarily is due to higher repairs and maintenance expense in the first quarter of 1995.

For the three and nine months ended September 30, 1996, interest was $4,321 and $14,520, respectively, compared to $6,855 and $21,049, respectively, for the three and nine months ended September 30, 1995. The decreases primarily are due to lower cash balances maintained by the Partnership during 1996.

Total expenses for the three and nine months ended September 30, 1996 were $35,047 and $97,033, respectively, compared to $25,628 and $73,791, respectively, for the three and nine months ended September 30, 1995. The increases are attributable to higher general and administrative expenses in 1996, primarily as a result of increased legal expenses associated with the modification of the Forbearance Agreement and potential debt remodification, and an increase in Partnership administrative expenses, which were partially offset by a decrease in miscellaneous expenses.

Interest received on the mortgage revenue bond was $652,925 for the nine months ended September 30, 1996, compared with $749,895 for the nine months ended September 30, 1995. The decrease is largely due to the ConCam Owner providing for debt service at a lower rate due to the current operating and market constraints mentioned above.

As of September 30, 1996, occupancy at the Property was 88%, compared with 87% as of September 30, 1995.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         VICTORY TAX EXEMPT REALTY INCOME FUND
                         LIMITED PARTNERSHIP

                         BY:  CA Victory Inc.
                              General Partner



Date:  November 14, 1996

                         BY:  /s/ Paul L. Abbott
                              Director, President and
                              Chief Executive Officer




Date:  November 14, 1996

                        BY:   /s/Doreen D. Odell
                              Vice President and Chief
                              Financial Officer