Form 10-Q
period 1997-03-31
VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP
filed 1997-05-15
CIK 829374

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1997

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




Balance Sheets
                                                   At March 31, At December 31,
                                                          1997            1996
Assets
Investment in mortgage revenue bond, working
 capital loan, and capital improvements loan      $ 12,907,574    $ 12,983,476
Cash and cash equivalents                              414,757         410,449
Mortgage acquisition fees, net of accumulated
amortization of $339,309 and $328,609 in
1997 and 1996, respectively                             88,691          99,391
                                                  ------------    ------------
     Total Assets                                 $ 13,411,022    $ 13,493,316
                                                  ============    ============
Liabilities and Partners' Capital Liabilities:
  Accounts payable and accrued expenses           $     41,719    $     48,523
  Due to affiliates                                      9,987               0
  Distributions payable                                159,900         162,105
                                                  ------------    ------------
     Total Liabilities                                 211,606         210,628
                                                  ------------    ------------
Partners' Capital (Deficit):
  General Partner                                      (63,993)        (63,160)
  BAC Holders (2,140,000 BACS outstanding)          13,263,409      13,345,848
                                                  ------------   -------------
    Total Partners' Capital                         13,199,416      13,282,688
                                                  ------------    ------------
    Total Liabilities and Partners' Capital       $ 13,411,022    $ 13,493,316
                                                  ============    ============



Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1997
                                       General             BAC
                                       Partner         Holders          Total
Balance at December 31, 1996         $ (63,160)   $ 13,345,848   $ 13,282,688
Net income                                 766          75,862         76,628
Cash distributions                      (1,599)       (158,301)      (159,900)
                                     ---------    ------------   ------------
Balance at March 31, 1997            $ (63,993)   $ 13,263,409   $ 13,199,416
                                     =========    ============   ============



Statements of Operations
For the three months ended March 31,                      1997           1996

Revenue
Share of earnings from investment
 in mortgage revenue bond                          $  130,209      $  131,614
Other interest                                          3,389           5,267
                                                   ----------      ----------
     Total                                            133,598         136,881
                                                   ==========      ==========
Expenses
General and administrative                             46,270          19,881
Amortization of mortgage costs                         10,700          10,700
                                                   ----------      ----------
     Total                                             56,970          30,581
                                                   ----------      ----------
     Net Income                                    $   76,628      $  106,300
                                                   ==========      ==========
Net Income  Allocated:
To the General Partner                             $      766      $    1,063
To the BAC Holders                                     75,862         105,237
                                                   ----------      ----------
                                                   $   76,628      $  106,300
                                                   ==========      ==========
Per BAC unit(2,140,000 outstanding)                     $ .04           $ .05
                                                   ----------      ----------


Statements of Cash Flows
For the three months ended March 31,                     1997            1996

Cash Flows From Operating Activities:
Net income                                         $   76,628      $  106,300
Adjustments to reconcile net income to net
cash provided by operating activities:
  Share of earnings from investment
   in mortgage revenue bond                          (130,209)       (131,614)
  Interest received on mortgage revenue bond          206,111         239,190
  Amortization                                         10,700          10,700
  Increase (decrease) in cash arising from changes
   in operating assets and liabilities:
       Accounts payable and accrued expenses           (6,804)         (5,333)
       Due to affiliates                                9,987               7
                                                   ----------      ----------
Net cash provided by operating activities             166,413         219,250
                                                   ----------      ----------
Cash Flows From Financing Activities:
  Cash distributions                                 (162,105)       (272,423)
                                                   ----------      ----------
Net cash used for financing activities               (162,105)       (272,423)
                                                   ----------      ----------
Net decrease in cash and cash equivalents               4,308         (53,173)
Cash and cash equivalents, beginning of period        410,449         679,620
                                                   ----------      ----------
Cash and cash equivalents, end of period           $  414,757      $  626,447
                                                   ==========      ==========



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 and the statement of partners' capital (deficit) for the three months ended March 31, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1996, and no material contingencies exist which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by the General Partner and its affiliates in servicing the Partnership to the extent permitted by the partnership agreement. In prior years, affiliates of the General Partner had voluntarily absorbed these expenses.



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

The Partnership's operating income is derived from its investment in a mortgage revenue bond (the "Bond") in the original principal amount of $15,515,000 secured by a first deed of trust on Camelot Lakes Apartments (the "Property").

Operating difficulties at the Property resulted in Camelot Lakes Associates, an unaffiliated limited partnership ("Camelot Lakes" or the "Original Borrower"), defaulting on the November 1993 through January 1994 Bond payments. On February 1, 1994, the General Partner reached a restructuring agreement with the Original Borrower, whereby the ownership of the Property was transferred to the ConCam Owner, and property management was transferred to ConAm, a major property management company and an affiliate of the ConCam Owner. In addition to ownership, the ConCam Owner assumed the obligations under the Bond and loan documents on a nonrecourse basis. Pursuant to the restructuring, the Partnership entered into a Forbearance Agreement (the "Forbearance Agreement") with the ConCam Owner pursuant to which the Partnership, for a limited period, agreed to forbear from exercising certain remedies against the ConCam Owner and the Property provided certain conditions were met.

Pursuant to the Forbearance Agreement, the minimum interest payment on the Bond increased to 7.0% on February 1, 1996 from the previous rate of 6.5%. In February 1996, the ConCam Owner indicated that the Property's operations could not support debt service payments at the increased rate in 1996. Although the ConCam Owner paid debt service at the 7.0% minimum pay rate (partially from its cash reserves) on February 1, 1996, it made its March 1 and April 1, 1996 payments at an annualized rate lower than the minimum pay rate. In view of these circumstances, the General Partner engaged in discussions with the ConCam Owner to negotiate an agreement to continue operations under the Forbearance Agreement. On May 8, 1996, as a result of negotiations with the ConCam Owner, the Partnership executed a standstill agreement (the "Agreement") to generally allow a continuance of the terms of the Forbearance Agreement provided that in lieu of the minimum pay rate, the ConCam Owner pay as debt service all available cash flow generated by the Property. The Agreement, which could be terminated by either party upon 30 days written notice, was in effect through December 31, 1996, the expiration of the Forbearance Agreement.

The Internal Revenue Service released final regulations (the "Regulations") concerning modifications to terms of debt instruments, which generally apply to debt modifications that occur on or after September 24, 1996. The Regulations provide that the agreement of a debt holder to defer interest due (i.e., a forbearance), is a reissuance of the debt for tax purposes, unless the forbearance is for a period not exceeding two years plus an additional period of time during which the parties conduct good faith negotiations to restructure the debt. As a result of the Regulations and the fact that the Bonds were already the subject of the Forbearance Agreement, the Partnership is unable to extend the expiration of the Forbearance Agreement beyond the period during which good faith negotiations between the parties are being conducted. A longer- term extension could constitute a reissuance of the Bonds, resulting in the issuance of a new debt obligation and a redemption of the existing debt. As so reissued, the Bonds may no longer constitute debt, and the tax-exempt feature of the Bond would be preserved only in the event that the new debt obligation is determined to be debt and not equity for federal income tax purposes. A formal restructuring may be required in order to preserve the tax-exempt status of the Bond. The Partnership and the ConCam Owner are currently discussing the parameters of a possible restructuring. The General Partner has been advised by the Partnership's bond counsel that since such discussions are ongoing, a one-year extension of the existing Agreement is permissible in accordance with the Regulations. Consequently, the Partnership has extended the Agreement with ConCam through December 31, 1997 to enable the General Partner to explore various alternatives and seek a suitable resolution. Until such time, ConCam will continue to make "cash-flow" debt service payments in accordance with the Agreement. Payments made during the first quarter of 1997 approximated a 5.3% pay rate. However, the April 1997 payment reflected a 4.6% pay rate, and therefore, the General Partner is closely evaluating with ConCam the prospect of further deteriorating cash flow.

During 1995 the ConCam Owner supplemented Property cash flow with cash reserves in order to make debt service payments to the Partnership. In early 1996, such Property reserves were substantially depleted. The ConCam Owner has indicated that capital requirements at the Property will increase in the foreseeable future in order to fund certain capital expenses necessary to maintain the Property's market position. A capital improvements program was completed at the Property during 1994, and therefore, capital expenditures have been minimal subsequent to the first quarter of 1995 and did not have a material impact on cash flow available for debt service payments in 1995. Given the depletion of Property cash reserves, it is anticipated that budgeted capital requirements for 1997 will further reduce the cash flow available to the ConCam Owner for future debt service payments to the Partnership.

The General Partner's objective is to maximize the Partnership's investment. Options currently being evaluated by the General Partner include, among other things, a discounted pay-off of the Bond, which would involve a sale of the Property prior to the scheduled maturity date of the Bond on April 28, 1999, or a formal restructuring of the payment terms under the Bond, which would likely involve a write-down of the principal balance of the Bond. A write-down or discounted pay-off of the principal balance of the Bond would not be based on the carrying value reflected on the Partnership's balance sheets (the Partnership accounts for its investment in the Bond using the equity method of accounting), but rather, on the contractual obligations under the Bond, the working capital loan and the capital improvements loan. Collectively, these obligations, inclusive of deferred and accrued interest, totaled approximately $20,000,000 as of March 31, 1997. A detailed description of the Bond, the working capital loan and the capital improvements loan is contained in the Partnership's 1996 Annual Report on Form 10-K.

Given that the Bond is collateralized by the Property, the principal repaid on the Bond is dependent on the value of the Property. Therefore, in determining the viability of the possible alternatives, the General Partner is considering such factors as the potential for further change in the southeast Fresno rental market and in the performance of the Property.

At March 31, 1997, the Partnership had cash and cash equivalents, which are invested in tax-exempt money market accounts, of $414,757, largely unchanged from $410,449 at December 31, 1996.

Accounts payable and accrued expenses decreased to $41,719 at March 31, 1997, compared to $48,523 at December 31, 1996. The change is primarily due to differences in the timing of payments. Due to affiliates increased to $9,987 at March 31, 1997, compared to $0 at December 31, 1996, primarily due to administrative reimbursement accruals due through the 1997 period. No accruals were made in prior periods.

Due to the Property's operating difficulties, the General Partner reduced the cash distribution paid to the partners from an annual return of 7.5% to 5.0%, effective with the second quarter of 1993. Beginning with the fourth quarter of 1996, cash distributions were reduced to an annual return of 3.0% and will be funded solely from cash flow generated from Partnership operations. Historically the Partnership had funded a portion of its cash distributions from Partnership reserves. Given the uncertainty surrounding the level of debt service to be paid by ConCam in the future, the General Partner determined it would be prudent to preserve the Partnership's cash reserves as a precautionary measure. Additionally, operating cash flow above the 3% distribution level, if any, will be set aside in order to fund Partnership expenses. Future distributions to limited partners are dependent on the level of debt service payments to be made by ConCam in the future and the outcome of the Partnership's discussions with the ConCam Owner. Should "cash flow" debt service payments made by ConCam decline further, it may be necessary to reduce future cash distributions. Total cash distributions declared year-to-date for 1997 were $159,900, which included $158,301, or $.074 per Beneficial Assignee Certificate, declared payable to the Limited Partners. As of March 31, 1997, total cash distributions paid to the Limited Partners since inception have been funded 77% from operating cash flow and 23% from the Partnership's cash reserves. The sources of the Partnership's future cash flows are expected to be from payments of interest on the Bond, and interest earned on cash and cash equivalents.

Results of Operations

The Partnership accounts for its investment in the Bond using the equity method of accounting. Accordingly, the Partnership reports as income its share of the Property's results of operations.

For the three months ended March 31, 1997, the Partnership generated net income of $76,628, compared with net income of $106,300 for the three months ended March 31, 1996. The decrease primarily is due to an increase in general and administrative expenses and a slight decrease in other interest and the Partnership's share of earnings from its investment in the Bond.

The Partnership's share of earnings from investment in the Bond is based on the Property's earnings before debt service, which decreased for the three months ended March 31, 1997 relative to the same period in 1996. The Partnership's equity interest in the Property's earnings for the three months ended March 31, 1997 was $130,209, largely unchanged from $131,614 for the three months ended March 31, 1996.

Total income at the Property was $499,477 for the three months ended March 31, 1997, compared to $520,350 for the three months ended March 31, 1996. The decrease primarily is due to a decrease in rental income as a result of decreased average occupancy at the Property. Total expenses at the Property, excluding debt service, were $249,624 for the three months ended March 31, 1997, compared to $256,389 for the three months ended March 31, 1996. The decrease primarily is due to a decrease in other expenses, largely relating to eviction proceedings. Additionally, other expenses for 1996 include Bond audit expenses. The decrease in other expenses was partially offset by an increase in advertising and promotion expenses.

For the three months ended March 31, 1997, other interest was $3,389, compared to $5,267, for the three months ended March 31, 1996. The decrease primarily is due to lower cash balances maintained by the Partnership during the 1997 period.

Total Partnership expenses for the three months ended March 31, 1997 were $56,970, compared to $30,581 for the three months ended March 31, 1996. The increase is attributable to higher general and administrative expenses for the 1997 period. General and administrative expenses for the three months ended March 31, 1997 were $46,270, compared to $19,881 for the same period in 1996. During the 1997 period, certain expenses incurred by the General Partner, its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursed to the General Partner and its affiliates. The higher general and administrative expenses is also due to increased legal expenses associated with the potential debt modification. Prior to the fourth quarter of 1996, general and administrative expense were paid out of the Partnership's cash reserves.

Interest received on the mortgage revenue bond was $206,111 for the three months ended March 31, 1997, compared with $239,190 for the three months ended March 31, 1996. The decrease is largely due to the ConCam Owner providing for debt service at a lower rate averaging 5.3%, due to the current operating and market constraints mentioned above.

Average occupancy at the Property for the three months ended March 31, 1997 was 82.4%, compared with 86.7% for the three months ended March 31, 1996.
As of March 31, 1997, the Property was 82.4% occupied, compared with 86.8% as of March 31, 1996.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27)    Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1997.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         VICTORY TAX EXEMPT REALTY INCOME FUND
                         LIMITED PARTNERSHIP

                         BY:  CA Victory Inc.
                              General Partner



Date:  May 15, 1997
                         BY:  /s/ Paul L. Abbott
                              ------------------
                              President