Form 10-Q
period 1997-06-30
VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP
filed 1997-08-14
CIK 829374

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X     Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1997

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



Balance Sheets                                   At June 30,   At December 31,
                                                       1997              1996
Assets
Investment in mortgage revenue bond,
 working capital loan, and capital
 improvements loan                             $ 12,862,577      $ 12,983,476
Cash and cash equivalents                           366,044           410,449
Mortgage acquisition fees, net of accumulated
 amortization of $350,009 and $328,609
 in 1997 and 1996, respectively                      77,991            99,391
                                               ------------      ------------
   Total Assets                                $ 13,306,612      $ 13,493,316
                                               ============      ============
Liabilities and Partners' Capital
Liabilities:
Accounts payable and accrued expenses          $     35,567      $     48,523
Due to affiliates                                    10,300                 0
Distributions payable                                80,839           162,105
                                               ------------      ------------
   Total Liabilities                                126,706           210,628
                                               ------------      ------------
Partners' Capital (Deficit):
  General Partner                                   (64,188)          (63,160)
  BAC Holders (2,140,000 BACS outstanding)       13,244,094        13,345,848
                                               ------------      ------------
   Total Partners' Capital                       13,179,906        13,282,688
                                               ------------      ------------
Total Liabilities and Partners' Capital        $ 13,306,612      $ 13,493,316
                                               ============      ============


Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1997
                                       General           BAC
                                       Partner       Holders         Total
Balance at December 31, 1996         $ (63,160) $ 13,345,848  $ 13,282,688
Net income                               1,379       136,578       137,957
Cash distributions                      (2,407)     (238,332)     (240,739)
                                     ---------  ------------  ------------
Balance at June 30, 1997             $ (64,188) $ 13,244,094  $ 13,179,906
                                     =========  ============  ============


Statements of Operations
                         Three months ended June 30,  Six months ended June 30,
                                     1997      1996             1997      1996
Revenue
Share of earnings from investment
 in mortgage revenue bond       $ 107,155 $ 170,068        $ 237,364 $ 301,682
Other Interest                      3,841     4,932            7,230    10,199
                                --------- ---------        --------- ---------
   Total Revenue                  110,996   175,000          244,594   311,881
                                --------- ---------        --------- ---------
Expenses
General and administrative         38,967    20,705           85,237    40,586
Amortization of mortgage costs     10,700    10,700           21,400    21,400
                                --------- ---------        --------- ---------
   Total Expenses                  49,667    31,405          106,637    61,986
                                --------- ---------        --------- ---------
   Net Income                   $  61,329 $ 143,595        $ 137,957 $ 249,895
                                ========= =========        ========= =========
Net Income Allocated:
To the General Partner          $     613 $   1,436        $   1,380 $   2,499
To the BAC Holders                 60,716   142,159          136,577   247,396
                                --------- ---------        --------- ---------
                                $  61,329 $ 143,595        $ 137,957 $ 249,895
Per BAC unit                    ========= =========        ========= =========
(2,140,000 outstanding)             $ .03     $ .07            $ .06     $ .12
                                    -----     -----            -----     -----

Statements of Cash Flows
For the six months ended June 30,                         1997          1996

Cash Flows From Operating Activities:
Net income                                          $  137,957    $  249,895
Adjustments to reconcile net income to net cash
provided by operating activities:
  Share of earnings from investment in mortgage
    revenue bond                                      (237,364)     (301,682)
  Interest received on mortgage revenue bond           358,263       439,592
  Amortization                                          21,400        21,400
  Increase (decrease) in cash arising from changes
    in operating assets and liabilities:
      Accounts payable and accrued expenses            (12,956)       (7,693)
      Due to affiliates                                 10,300             0
                                                    ----------    ----------
Net cash provided by operating activities              277,600       401,512
                                                    ----------    ----------
Cash Flows From Financing Activities:
Cash distributions                                    (322,005)     (538,924)
                                                    ----------    ----------
Net cash used for financing activities                (322,005)     (538,924)
                                                    ----------    ----------
Net decrease in cash and cash equivalents              (44,405)     (137,412)
Cash and cash equivalents, beginning of period         410,449       679,620
                                                    ----------    ----------
Cash and cash equivalents, end of period            $  366,044    $  542,208
                                                    ==========    ==========


Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996, and cash flows for the six months ended June 30, 1997 and 1996, and the statement of partner's capital (deficit) for the six months ended June 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1996, or the following material contingencies exist and require disclosure in this interim report per Regulation S- X, Rule 10-01, Paragraph (a) (5).

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

Operating difficulties at the Property resulted in Camelot Lakes Associates, an unaffiliated limited partnership (the "Original Borrower"), defaulting on the November 1993 through January 1994 Bond payments. On February 1, 1994, the General Partner reached a restructuring agreement with the Original Borrower, whereby the ownership of the Property was transferred to the ConCam Owner, and property management was transferred to ConAm, a major property management company and an affiliate of the ConCam Owner. In addition to ownership, the ConCam Owner assumed the obligations under the Bond and loan documents on a nonrecourse basis. Pursuant to the restructuring, the Partnership entered into a Forbearance Agreement (the "Forbearance Agreement") with the ConCam Owner pursuant to which the Partnership, for a limited period, agreed to forbear from exercising certain remedies against the ConCam Owner and the Property provided certain conditions were met.

Pursuant to the Forbearance Agreement, the minimum interest payment on the Bond increased to 7.0% on February 1, 1996 from the previous rate of 6.5%. In February 1996, the ConCam Owner indicated that the Property's operations could not support debt service payments at the increased rate in 1996. Although the ConCam Owner paid debt service at the 7.0% minimum pay rate (partially from its cash reserves) on February 1, 1996, it made its March 1 and April 1, 1996 payments at an annualized rate lower than the minimum pay rate. In view of these circumstances, the General Partner engaged in discussions with the ConCam Owner to negotiate an agreement to continue operations under the Forbearance Agreement. On May 8, 1996, as a result of negotiations with the ConCam Owner, the Partnership executed a standstill agreement (the "Agreement") to generally allow a continuance of the terms of the Forbearance Agreement provided that in lieu of the minimum pay rate, the ConCam Owner pay as debt service all available cash flow generated by the Property. The Agreement, which could be terminated by either party upon 30 days written notice, was in effect through December 31, 1996, the expiration of the Forbearance Agreement. At such time, the parties were engaged in good faith negotiations and therefore, the Partnership further extended the Agreement with ConCam through December 31, 1997 to enable the General Partner to explore various alternatives and seek a suitable resolution. Until such time, ConCam will continue to make "cash-flow" debt service payments in accordance with the Agreement. Payments made during the first quarter of 1997 approximated a 5.3% pay rate. However, payments made during the second quarter of 1997 declined further to approximate a 3.5% pay rate.

The General Partner's objective is to maximize the Partnership's investment. Options evaluated by the General Partner have included, among other things, a discounted pay-off of the Bond, which would involve a sale of the Property prior to the scheduled maturity date of the Bond on April 28, 1999, or a formal restructuring of the payment terms under the Bond, which would likely involve a write-down of the principal balance of the Bond based on the current market value of the Property. A write-down or discounted pay-off of the principal balance of the Bond would not be based on the carrying value reflected on the Partnership's balance sheets (the Partnership accounts for its investment in the Bond using the equity method of accounting), but rather, on the contractual obligations under the Bond, the working capital loan and the capital improvements loan. Collectively, these obligations, inclusive of deferred and accrued interest, totaled approximately $20,000,000 as of June 30, 1997. A detailed description of the Bond, the working capital loan and the capital improvements loan is contained in the Partnership's 1996 Annual Report on Form 10-K.

Given that the Bond is collateralized by the Property, the principal repaid on the Bond is dependent on the value of the Property. Therefore, in determining the viability of the possible alternatives, the General Partner has considered such factors as the potential for further change in the southeast Fresno rental market and in the performance of the Property.

Based on its evaluation of conditions in the Fresno market, the General Partner has concluded there is little indication that job growth, or, consequently, demand for rental units will improve substantially in the foreseeable future. Given these factors, the General Partner and ConCam have agreed to pursue a sale of the Property in order to accelerate repayment of the Bond at a discount. It is currently anticipated that the marketing process will commence during the third quarter of 1997. Prior to initiating the marketing process, ConCam is concentrating its efforts on stabilizing Property operations and positioning the Property in the Fresno market. Therefore, the Partnership has authorized ConCam to utilize a portion of operating cash flow to make certain Property improvements deemed necessary to ensure that the Property is well-positioned for sale. In view of the imminent increase in capital expenses at the Property level, a further decrease in the level of future debt service payments to be made by ConCam to the Partnership is expected.

At June 30, 1997, the Partnership had cash and cash equivalents, which are invested in tax-exempt money market accounts, of $366,044, compared with $410,449 at December 31, 1996. The decrease is due to a decrease in net cash flow from operations.

Accounts payable and accrued expenses decreased to $35,567 at June 30, 1997, compared to $48,523 at December 31, 1996. The change is primarily due to differences in the timing of payments. Due to affiliates increased to $10,300 at June 30, 1997, compared to $0 at December 31, 1996, primarily due to administrative reimbursement accruals due through the 1997 period. Such expenses were not reimbursable in prior periods.

Due to the Property's operating difficulties, the General Partner reduced the cash distribution paid to the partners from an annual return of 7.5% to 5.0%, effective with the second quarter of 1993. Beginning with the fourth quarter of 1996, cash distributions were reduced to an annual return of 3.0%. The level of debt service paid by ConCam declined further during the second quarter of 1997, and consequently, the 1997 second quarter distribution was reduced to an annual return of 1.5%. In view of the decline in cash flow available to fund distributions, cash distributions will be suspended beginning with the 1997 third quarter distribution, which would have been paid in November. In light of the decision to begin marketing the Property, it is currently anticipated that quarterly distributions will not be reinstated, and future distributions to the Limited Partners likely will be in the form of liquidating distributions. Total cash distributions declared year-to-date for 1997 were $240,739, which included $238,332, or $.111 per Beneficial Assignee Certificate, declared payable to the Limited Partners. As of June 30, 1997, total cash distributions paid to the Limited Partners since inception have been funded 77% from operating cash flow and 23% from the Partnership's cash reserves. The sources of the Partnership's future cash flows are expected to be from payments of interest on the Bond, and interest earned on cash and cash equivalents.

Results of Operations

The Partnership accounts for its investment in the Bond using the equity method of accounting. Accordingly, the Partnership reports as income its share of the Property's results of operations.

For the three and six months ended June 30, 1997, the Partnership generated net income of $61,329 and $137,957, respectively, compared with net income of $143,595 and $249,895, respectively, for the three and six months ended June 30, 1996. The decreases primarily are due to decreases in the Partnership's share of earnings from its investment in the Bond, increases in general and administrative expenses and slight decreases in other interest.

The Partnership's share of earnings from investment in the Bond is based on the Property's earnings before debt service, which decreased for the six months ended June 30, 1997 relative to the same period in 1996. The Partnership's equity interest in the Property's earnings for the three and six months ended June 30, 1997 was $107,155 and $237,364, respectively, compared to $170,068 and $301,682, respectively, for the three and six months ended June 30, 1996. The Partnership's equity interest in the Property's earnings decreased for the 1997 periods, primarily due to lower rental income and higher expenses incurred at the Property. Total income at Camelot Lakes Apartments was $974,677 for the six months ended June 30, 1997, compared to $1,037,380 for the six months ended June 30, 1996. The decrease primarily is due to a decrease in rental income as a result of decreased occupancy at the Property. Total expenses at Camelot Lakes Apartments, net of debt service, were $570,755 for the six months ended June 30, 1997, compared to $539,387 for the six months ended June 30, 1996. The increase primarily is due to higher administrative and management fees, higher property taxes, and higher repairs and maintenance, utilities, and advertising and promotion expenses, which were partially offset by a decrease in other Property expenses.

For the three and six months ended June 30, 1997, other interest was $3,841 and $7,230, respectively, compared to $4,932 and $10,199, respectively, for the three and six months ended June 30, 1996. The decreases primarily are due to lower cash balances maintained by the Partnership during 1997.

Total Partnership expenses for the three and six months ended June 30, 1997 were $49,667 and $106,637, respectively, compared to $31,405 and $61,986, respectively, for the three and six months ended June 30, 1996. The increases are attributable to higher general and administrative expenses for the 1997 periods. General and administrative expenses for the three and six months ended June 30, 1997 were $38,967 and $85,237, respectively, compared to $20,705 and $40,586 for the same periods in 1996. During the 1997 periods, certain expenses incurred by the General Partner, its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursable to the General Partner and its affiliates. The higher general and administrative expenses are also due to increased legal expenses associated with the extension of the Agreement. General and administrative expenses for the second quarter of 1997 were paid out of the Partnership's cash reserves.

Interest received on the mortgage revenue bond was $358,262 for the six months ended June 30, 1997, compared with $439,592 for the six months ended June 30, 1996. The decrease is largely due to the ConCam Owner providing for debt service at a lower rate averaging 4.4%, due to the current operating and market constraints mentioned above.

Average occupancy at the Property for the six months ended June 30, 1997 was 82.2%, compared with 86.8% for the six months ended June 30, 1996. As of June 30, 1997, the Property was 87.9% occupied, compared with 89.0% as of June 30, 1996.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27)  Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8- K were filed during the quarter ended June 30, 1997.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             VICTORY TAX EXEMPT REALTY INCOME FUND
                             LIMITED PARTNERSHIP

                             BY:  CA Victory Inc.
                                  General Partner



Date:     August 14, 1997
                             BY:   /s/ Paul L. Abbott
                                   ------------------
                             Name: Paul L. Abbott
                            Title: Director, President, Chief Executive
                                   Officer and Chief Financial Officer