Form 10-Q
period 1997-09-30
VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP
filed 1997-11-14
CIK 829374

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X     Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1997

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
                                                Yes    X    No ____


Balance Sheets                             At September 30,    At December 31,
                                                      1997               1996
Assets
Investment in mortgage revenue bond,
working capital loan, and capital
improvements loan                             $ 12,880,412       $ 12,983,476
Cash and cash equivalents                          368,311            410,449
Mortgage acquisition fees, net of accumulated
 amortization of $360,709 and $328,609 in
 1997 and 1996, respectively                        67,291             99,391

     Total Assets                             $ 13,316,014       $ 13,493,316

Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses       $     41,725       $     48,523
  Due to affiliates                                 11,000                  0
  Distributions payable                                  0            162,105

     Total Liabilities                              52,725            210,628

Partners' Capital (Deficit):
  General Partner                                  (63,354)           (63,160)
  BAC Holders (2,140,000 BACS outstanding)      13,326,643         13,345,848

     Total Partners' Capital                    13,263,289         13,282,688

     Total Liabilities and Partners' Capital  $ 13,316,014       $ 13,493,316


Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1997
                                       General             BAC
                                       Partner         Holders          Total
Balance at December 31, 1996         $ (63,160)   $ 13,345,848   $ 13,282,688
Net income                               2,213         219,127        221,340
Cash distributions                      (2,407)       (238,332)      (240,739)

Balance at September 30, 1997        $ (63,354)   $ 13,326,643   $ 13,263,289



Statements of Operations
                                     Three months ended      Nine months ended
                                        September 30,           September 30,
                                      1997        1996        1997        1996
Revenue
Share of earnings from investment
  in mortgage revenue bond       $ 129,333   $ 162,844   $ 366,697   $ 464,526
Other Interest                       3,335       4,321      10,565      14,520

    Total Revenue                  132,668     167,165     377,262     479,046

Expenses
General and administrative          38,585      24,347     123,822      64,933
Amortization of mortgage costs      10,700      10,700      32,100      32,100

    Total Expenses                  49,285      35,047     155,922      97,033

    Net Income                   $  83,383   $ 132,118   $ 221,340   $ 382,013

Net Income Allocated:
To the General Partner           $     833   $   1,321   $   2,213   $   3,820
To the BAC Holders                  82,550     130,797     219,127     378,193

                                 $  83,383   $ 132,118   $ 221,340   $ 382,013
Per BAC unit
(2,140,000 outstanding)               $.04        $.06        $.10        $.18



Statements of Cash Flows
For the nine months ended September 30,                     1997          1996

Cash Flows From Operating Activities:
Net income                                             $ 221,340     $ 382,013
Adjustments to reconcile net income to net cash
provided by operating activities:
  Share of earnings from investment in mortgage
   revenue bond                                         (366,697)     (464,526)
  Interest received on mortgage revenue bond             469,761       652,925
  Amortization                                            32,100        32,100
  Increase in cash arising from changes in
  operating assets and liabilities:
      Accounts payable and accrued expenses               (6,798)        4,805
      Due to affiliates                                   11,000             0

Net cash provided by operating activities                360,706       607,317

Cash Flows From Financing Activities:
  Cash distributions                                    (402,844)     (808,386)

Net cash used for financing activities                  (402,844)     (808,386)

Net decrease in cash and cash equivalents                (42,138)     (201,069)
Cash and cash equivalents, beginning of period           410,449       679,620

Cash and cash equivalents, end of period              $  368,311    $  478,551



Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited interim financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996, and the statement of partner's capital (deficit) for the nine months ended
September 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

Pursuant to the Forbearance Agreement, the minimum interest payment on the Bond increased to 7.0% on February 1, 1996 from the previous rate of 6.5%. In February 1996, the ConCam Owner indicated that the Property's operations could not support debt service payments at the increased rate in 1996. On May 8, 1996, as a result of negotiations with the ConCam Owner, the Partnership executed a standstill agreement (the "Agreement") to generally allow a continuance of the terms of the Forbearance Agreement provided that in lieu of the minimum pay rate, the ConCam Owner pay as debt service all available cash flow generated by the Property. The Agreement was in effect through December 31, 1996, the expiration of the Forbearance Agreement. At such time, the parties were engaged in good faith negotiations and therefore, the Partnership further extended the Agreement with ConCam through December 31, 1997 to enable the General Partner to explore various alternatives and seek a suitable resolution. Until such time, ConCam will continue to make "cashflow" debt service payments in accordance with the Agreement. Payments made during the first quarter and second quarters of 1997 approximated a 5.3% pay rate and a 3.5% pay rate, respectively. Payments made during the third quarter of 1997 approximated a 2.85% pay rate.

The General Partner's objective is to maximize the recovery of the Partnership's investment. Options evaluated by the General Partner have included, among other things, a discounted pay-off of the Bond, which would involve a sale of the Property prior to the scheduled maturity date of the Bond on April 28, 1999, or a formal restructuring of the payment terms under the Bond, which would likely involve a write-down of the principal balance of the Bond based on the current market value of the Property. A writedown or discounted pay-off of the principal balance of the Bond would not be based on the carrying value reflected on the Partnership's balance sheets (the Partnership accounts for its investment in the Bond using the equity method of accounting), but rather, on the contractual obligations under the Bond, the working capital loan and the capital improvements loan. Collectively, these obligations, inclusive of deferred and accrued interest, totaled approximately $20,000,000 as of September 30, 1997. A detailed description of the Bond, the working capital loan and the capital improvements loan is contained in the Partnership's 1996 Annual Report on Form 10-K.

Given that the Bond is collateralized by the Property, the principal repaid on the Bond is dependent on the value of the Property. Therefore, in determining the viability of the possible alternatives, the General Partner has considered such factors as the potential for further change in the southeast Fresno rental market and in the performance of the Property.

Based on its evaluation of conditions in the Fresno market, the General Partner has concluded there is little indication that job growth, or, consequently, demand for rental units, will improve substantially in the foreseeable future. Given these factors, and taking into consideration the significant costs that would be associated with a potential restructuring of the Bond, the General Partner and ConCam have agreed to pursue a sale of the Property in order to accelerate repayment of the Bond at a discount. To assist with sales efforts, ConCam and the Partnership have retained Marcus & Millichap Real Estate Investment Brokerage Company ("Marcus & Millichap"), a nationally-recognized real estate firm. Marcus & Millichap is in the process of preparing marketing brochures, and it is expected that the active marketing of the Property will commence in the fourth quarter. In anticipation of initiating the marketing process, ConCam has been concentrating its efforts on stabilizing Property operations and positioning the Property in the Fresno market. To this end, the Partnership authorized ConCam to utilize a portion of operating cash flow to make certain Property improvements deemed necessary to ensure that the Property is well-positioned for sale. ConCam will continue to make "cash-flow" debt service payments to the Partnership until the Property is sold. However, as a result of this increase in capital expenses at the Property level, the level of debt service payments made by ConCam to the Partnership further decreased during the third quarter, and additional decreases are expected in future payments.

At September 30, 1997, the Partnership had cash and cash equivalents, which are invested in tax-exempt money market accounts, of $368,311, compared with $410,449 at December 31, 1996. The decrease is due to a decrease in net cash flow from operations due to ConCam making lower minimum interest payments to the Partnership.

Accounts payable and accrued expenses decreased to $41,725 at September 30, 1997, compared to $48,523 at December 31, 1996. The change is primarily due to differences in the timing of payments. Due to affiliates increased to $11,000 at September 30, 1997, compared to $0 at December 31, 1996, primarily due to administrative reimbursement accruals due through the 1997 period. Such expenses were not reimbursable in prior periods.

Due to the Property's operating difficulties, the General Partner reduced the cash distribution paid to the partners from an annual return of 7.5% to 5.0%, effective with the second quarter of 1993. Beginning with the fourth quarter of 1996, cash distributions were reduced to an annual return of 3.0%. The level of debt service paid by ConCam declined further during the second quarter of 1997, and consequently, the 1997 second quarter distribution was reduced to an annual return of 1.5%. In view of the decline in cash flow available to fund distributions, cash distributions have been suspended beginning with the 1997 third quarter distribution, which would have been paid in November. In light of the decision to begin marketing the Property, it is currently anticipated that quarterly distributions will not be reinstated, and future distributions to the Limited Partners likely will be in the form of liquidating distributions. Total cash distributions declared year-to-date for 1997 were $240,739, which included $238,332, or $.111 per Beneficial Assignee Certificate, declared payable to the Limited Partners. As of September 30, 1997, total cash distributions paid to the Limited Partners since inception have been funded 77% from operating cash flow and 23% from the Partnership's cash reserves. The sources of the Partnership's future cash flows are expected to be from payments of interest on the Bond, and interest earned on cash and cash equivalents.

Results of Operations

The Partnership accounts for its investment in the Bond using the equity method of accounting. Accordingly, the Partnership reports as income its share of the Property's results of operations.

For the three and nine months ended September 30, 1997, the Partnership generated net income of $83,383 and $221,340, respectively, compared with net income of $132,118 and $382,013, respectively, for the three and nine months ended September 30, 1996. The decreases primarily are due to decreases in the Partnership's share of earnings from its investment in the Bond, increases in general and administrative expenses and slight decreases in other interest.

The Partnership's share of earnings from investment in the Bond is based on the Property's earnings before debt service, which decreased for the nine months ended September 30, 1997 relative to the same period in 1996. The Partnership's equity interest in the Property's earnings for the three and nine months ended September 30, 1997 was $129,333 and $366,697, respectively, compared to $162,844 and $464,526, respectively, for the three and nine months ended September 30, 1996. The Partnership's equity interest in the Property's earnings decreased for the 1997 periods, primarily due to lower rental income and higher expenses incurred at the Property. Total income at Camelot Lakes Apartments was $1,482,529 for the nine months ended September 30, 1997, compared to $1,561,760 for the nine months ended September 30, 1996. The decrease primarily is due to a decrease in rental income as a result of decreased average occupancy at the Property. Total expenses at Camelot Lakes Apartments, net of debt service, were $829,629 for the nine months ended September 30, 1997, compared to $772,895 for the nine months ended
September 30, 1996. The increase primarily is due to higher administrative and management fees, higher property taxes, and higher security, advertising and promotion, utilities and repairs and maintenance expenses, which were partially offset by a decrease in other Property expenses.

For the three and nine months ended September 30, 1997, other interest was $3,335 and $10,565, respectively, compared to $4,321 and $14,520, respectively, for the three and nine months ended September 30, 1996. The decreases primarily are due to lower cash balances maintained by the Partnership during 1997.

Total Partnership expenses for the three and nine months ended September30, 1997 were $49,285 and $155,922, respectively, compared to $35,047 and $97,033, respectively, for the three and nine months ended September 30, 1996. The increases are attributable to higher general and administrative expenses for the 1997 periods. General and administrative expenses for the three and nine months ended September 30, 1997 were $38,585 and $123,822, respectively, compared to $24,347 and $64,933 for the same periods in 1996. During the 1997 periods, certain expenses incurred by the General Partner, its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursable to the General Partner and its affiliates.

Interest received on the mortgage revenue bond was $469,761 for the nine months ended September 30, 1997, compared with $652,925 for the nine months ended September 30, 1996. The decrease is largely due to the ConCam Owner providing for debt service at a lower rate averaging 3.7% for the nine-month period in 1997, due to the current operating and market constraints mentioned above.

Average occupancy at the Property for the nine months ended September 30, 1997 was 84.3%, compared with 87.1% for the nine months ended September 30, 1996. As of September 30, 1997, the Property was 88.9% occupied, compared with 87.6% as of September 30, 1996.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27)  Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8- K were filed during the quarter ended September 30, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         VICTORY TAX EXEMPT REALTY INCOME FUND
                         LIMITED PARTNERSHIP

                         BY:  CA Victory Inc.
                              General Partner

Date: November 14, 1997

                         BY:  /s/ Doreen D. Odell
                       Name:  Doreen D. Odell
                      Title:  Director, President and
                              Chief Financial Officer