Form 10-K
period 1997-12-31
VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP
filed 1998-03-31
CIK 829374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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

As of December 31, 1997, 2,140,000 beneficial assignee certificates (BACs) had been issued at a subscription price of $10 per BAC. The BACs are not currently being traded in any market and as such, the BACs have neither a market selling price nor an average bid or asked price.

Documents Incorporated by Reference:

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to BAC Holders for the year ended December 31, 1997, filed as an exhibit under Item 14.



                                     PART I

Item 1.  Business

(a)  General Development of Business

Victory Tax Exempt Realty Income Fund Limited Partnership (the "Partnership" or "Registrant") was organized January 15, 1988 under the Delaware Revised Uniform Limited Partnership Act and will continue until December 31, 2018, unless dissolved earlier in accordance with the Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed for the purpose of acquiring tax-exempt mortgage revenue bonds issued by one or more states or local governments or their agencies or authorities, the proceeds of which are used to make participating first mortgage loans on multifamily residential rental developments and to make, in limited circumstances, taxable working capital loans to owners of such developments.

The general partner of the Partnership is CA Victory Inc. (the "General Partner"), formerly Shearson/Victory Inc., a Delaware corporation and an affiliate of Lehman Brothers Inc. ("Lehman"), formerly Shearson Lehman Brothers Inc. (see section entitled "Certain Matters Involving Affiliates" contained in
Item 10. "Directors and Executive Officers of the Registrant"). The assignor limited partner is CA Victory Assignor Corp. (the "Assignor Limited Partner"), formerly Shearson/Victory Assignor Corp. (see section entitled "Certain Matters Involving Affiliates" contained in Item 10. "Directors and Executive Officers of the Registrant"), which is an affiliate of Lehman.

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

    (2) to provide quarterly cash distributions from payments of base interest on the mortgage revenue bond which has been acquired by the Partnership, that are excludable from gross income for federal income tax purposes, and in certain instances, nontaxable distributions from the Partnership's Interest Reserve Account;

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

On April 28, 1989, the Partnership acquired a mortgage revenue bond (the "Bond") issued by the city of Fresno, California in the original principal amount of $15,515,000. The Bond is secured by a first mortgage loan on Camelot Lakes Apartments (the "Property") located in Fresno. In conjunction with the investment in the Bond, the Partnership also made a working capital loan on the Property in the amount of $420,000 (the "Working Capital Loan") which was secured by a second deed of trust encumbering the Property. The owner of the Property at the time the Bond was purchased was Camelot Lakes Associates ("Camelot Lakes"), an unaffiliated California Limited Partnership. On
February 1, 1994, the General Partner finalized a restructuring with Camelot Lakes, which included transferring the Property to a new owner, entering into a Forbearance Agreement with the new owner, amending the second deed of trust, and replacing the original property management company. Pursuant to the restructuring, the current owner and borrower is ConCam Associates, LP ("ConCam" or the "New Borrower"), an unaffiliated California limited partnership, and the current property manager is ConAm Management Corporation ("ConAm"), an affiliate of ConCam. In conjunction with this restructuring, the Partnership also made a capital improvements loan (the "Capital Improvements Loan") of $500,000 during 1994, which was also secured by the second deed of trust encumbering the Property. Additional information regarding the Bond, the Working Capital Loan and the Capital Improvements Loan is incorporated by reference to Note 4 "Mortgage Revenue Bond, Working Capital Loan, and Capital Improvements Loan" of the Notes to the Financial Statements contained in the Partnership's Annual Report to BAC Holders for the year ended December 31, 1997, filed as an exhibit under Item 14.

During 1997, the General Partner and ConCam agreed to pursue a sale of the Property in order to accelerate repayment of the Bond at a discount. A detailed discussion of factors contributing to the decision to sell the Property and information regarding the current status of efforts to sell the Property is incorporated by reference to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

(b)  Employees

The Partnership does not have any employees. Services are performed for the Partnership by affiliates of the General Partner and agents retained by them.

(c)  Competition

The Property is subject to competition in its renting and leasing activity from several similar properties also located within the southeast submarket of Fresno County. Many one and two family houses in the area are also available for rent or purchase and compete for prospective tenants. In addition, the owner of the Property will compete with other real estate owners, developers and financiers in the eventual sale of the Property.

Because the Property offers amenities such as a swimming pool and tennis courts, it demands rents that are at the upper end of its market. The General Partner believes that the sluggish economy and a demographic shift in the region have somewhat shifted demand for housing in Southeastern Fresno to the lower end of the rate structure. This shift, combined with competitive forces and modest growth in demand, has caused limited or virtually no rental rate growth at many area properties, including the Partnership's Property.


Item 2.  Properties

The Partnership does not own any property. The Partnership has, however, invested in the Bond for which an underlying first mortgage on the Property has been assigned to the Partnership as collateral and has made the initial Working Capital Loan and the Capital Improvements Loan to the Borrower. Additional information regarding the Bond, Working Capital Loan, the Capital Improvements Loan and the Property is incorporated by reference to Note 4 "Mortgage Revenue Bond, Working Capital Loan, and Capital Improvements Loan" of the Notes to the Financial Statements contained in the Partnership's Annual Report to BAC Holders for the year ended December 31, 1997, filed as an exhibit under Item 14.


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

(b)  Approximate Number of Security Holders.

As of December 31, 1997, there were 1,061 BAC Holders.

(c)  Dividend History and Restrictions.

Information on the Partnership's cash distributions is incorporated by reference to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein, and Note 6 "Distributions Payable" of the Notes to the Financial Statements in the Partnership's Annual Report to BAC Holders for the year ended December 31, 1997, filed as an exhibit under Item 14.

Cumulative distributions to date total $4.8820 per $10 Limited Partnership Unit. Approximately 77% of these distributions have been funded from operating cash flow, with the remaining 23% funded from the Partnership's cash reserves. Quarterly cash distributions per $10 Limited Partnership Unit are shown below for the years ended December 31, 1997 and 1996.

            (Based on 2,140,000 BACs outstanding)

                  First     Second    Third    Fourth
                 Quarter   Quarter   Quarter   Quarter    Total

         1996    $0.1230   $0.1250   $0.1260   $0.0750   $0.4490
         1997    $0.0740   $0.0370   $0.0000   $0.0000   $0.1110


Item 6.  Selected Financial Data

Selected Partnership financial data for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 are shown below. This data should be read in conjunction with the Partnership's financial statements and the related notes included herein, filed as an exhibit under Item 14.


                          1997        1996        1995        1994        1993

Total Revenues     $   440,246 $   646,191 $    71,044 $   406,502 $   631,711

Net Income (Loss)   (2,692,230)    514,121     (30,145)    211,582     441,297

Net Income (Loss)
  per BAC(1)             (1.25)       0.24       (0.01)       0.10        0.20

Total Assets as of
  December 31       10,422,735  13,493,316  14,044,167  15,168,426  16,038,628

Total Cash Distributions
  declared per BAC(1)    0.111       0.449       0.500       0.500       0.562


(1)  2,140,000 BACs outstanding.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's operating income is derived from its investment in a mortgage revenue bond (the "Bond") in the original principal amount of $15,515,000 secured by a first deed of trust on Camelot Lakes Apartments (the "Property").

Operating difficulties at the Property resulted in Camelot Lakes Associates, an unaffiliated limited partnership (the "Original Borrower"), defaulting on the November 1993 through January 1994 Bond payments. On February 1, 1994, the General Partner reached a restructuring agreement with the Original Borrower, whereby the ownership of the Property was transferred to ConCam Associates, LP ("ConCam"), and property management was transferred to ConAm Management Corporation ("ConAm"), a major property management company and an affiliate of ConCam. In addition to ownership, ConCam assumed the obligations under the Bond and loan documents on a nonrecourse basis. Pursuant to the restructuring, the Partnership entered into a Forbearance Agreement (the "Forbearance Agreement") with ConCam pursuant to which the Partnership, for a limited period, agreed to forbear from exercising certain remedies against ConCam and the Property provided certain conditions were met.

Pursuant to the Forbearance Agreement, the minimum interest payment on the Bond increased to 7.0% on February 1, 1996 from the previous rate of 6.5%. In February 1996, ConCam indicated that the Property's operations could not support debt service payments at the increased rate in 1996. On May 8, 1996, as a result of negotiations with ConCam, the Partnership executed a standstill agreement (the "Agreement") to generally allow a continuance of the terms of the Forbearance Agreement provided that in lieu of the minimum pay rate, ConCam pay as debt service all available cash flow generated by the Property. The Agreement was in effect through December 31, 1996, the expiration of the Forbearance Agreement. At such time, the parties were engaged in good faith negotiations and therefore, the Partnership extended the Agreement with ConCam through December 31, 1997. The Partnership is currently in the process of extending the Agreement with ConCam until the earlier to occur of December 31, 1998 or the closing of a sale of the Property. Until such time, ConCam will continue to make "cash-flow" debt service payments in accordance with the Agreement. Payments made during the year ended December 31, 1997 approximated an average pay rate of 3.3%.

The General Partner's objective is to maximize the recovery of the Partnership's investment. Options evaluated by the General Partner include a discounted pay-off of the Bond based on a sale of the Property prior to the scheduled maturity date of the Bond on April 28, 1999, or a formal restructuring of the payment terms under the Bond. Given that the Bond is collateralized by the Property, the principal repaid on the Bond is dependent on the value of the Property. Therefore, in determining the viability of the possible alternatives, the General Partner considered such factors as the potential for further change in the southeast Fresno rental market and in the performance of the Property. Based on its evaluation of conditions in the Fresno market, the General Partner has concluded there is little indication that job growth, or, consequently, demand for rental units, will improve substantially in the foreseeable future. Given these factors, the General Partner and ConCam have agreed to pursue a sale of the Property in order to accelerate repayment of the Bond at a discount. A broker has been selected to market the Property, and it is expected that ConCam will enter into a brokerage agreement in the near future. Based upon the decision to pursue a sale of the Property in 1998 and the resulting change in the estimated holding period, the Partnership wrote down the carrying value of its investment in the mortgage revenue bond, working capital loan, and capital improvements loan to $10,000,000, its estimated fair value as determined by management as of December 31, 1997. There can be no assurance that a sale will occur in the near term, or that a sale will result in a particular price.

In anticipation of initiating the marketing process, ConCam has been concentrating its efforts on stabilizing Property operations and positioning the Property in the Fresno market. To this end, the Partnership authorized ConCam to utilize a portion of operating cash flow to make certain Property improvements deemed necessary to increase occupancy and ensure that the Property is well-positioned for sale. ConCam will continue to make "cash-flow" debt service payments to the Partnership until the Property is sold. However, as a result of this increase in capital expenses at the Property level, the level of debt service payments made by ConCam to the Partnership continued to decrease in the second half of 1997.

At December 31, 1997, the Partnership had cash and cash equivalents, which are invested in tax-exempt money market accounts, of $366,144, compared with $410,449 at December 31, 1996. The decrease is due to a decrease in net cash flow from operations due to ConCam making lower minimum interest payments to the Partnership.

Accounts payable and accrued expenses increased to $51,016 at December 31, 1997, compared to $48,523 at December 31, 1996. The change is primarily due to differences in the timing of payments. Due to affiliates increased to $22,000 at December 31, 1997, compared to $0 at December 31, 1996, primarily due to administrative reimbursement accruals due through the 1997 period. Such expenses were not reimbursable in prior periods.

Due to the Property's operating difficulties, the General Partner reduced the cash distribution paid to the partners from an annual return of 7.5% to 5.0%, effective with the second quarter of 1993. Beginning with the fourth quarter of 1996, cash distributions were reduced to an annual return of 3.0%. The level of debt service paid by ConCam declined further during the second quarter of 1997, and consequently, the 1997 second quarter distribution was reduced to an annual return of 1.5%. In view of the decline in cash flow available to fund distributions, cash distributions were suspended beginning with the 1997 third quarter distribution, which would have been paid in November 1997. In light of the decision to begin marketing the Property in 1998, quarterly distributions will not be reinstated. However, once the Property is sold and ConCam's obligations to the Partnership have been satisfied, the General Partner will distribute the net proceeds received on the Bond together with the Partnership's remaining cash reserves (after payment of or provision for, the Partnership's liabilities and expenses). Total cash distributions declared for 1997 were $240,739, which included $238,332, or $.111 per Beneficial Assignee Certificate, declared payable to the Limited Partners. As of December 31, 1997, total cash distributions paid to the Limited Partners since inception have been funded 77% from operating cash flow and 23% from the Partnership's cash reserves. The sources of the Partnership's future cash flows are expected to be from payments of interest on the Bond, and interest earned on cash and cash equivalents.

Results of Operations

1997 versus 1996

The Partnership accounts for its investment in the Bond using the equity method of accounting. Accordingly, the Partnership reports as income its share of the Property's results of operations.

For the year ended December 31, 1997, the Partnership had a net loss of $2,692,230, compared with net income of $514,121 for the year ended
December 31, 1996. The change is primarily due to the loss on the Partnership's write-down in 1997 of the investment in mortgage revenue bond, working capital loan, and capital improvements loan by $2,892,415. Excluding the loss on the write-down, the Partnership generated net income of $200,185 for the year ended December 31, 1997, compared with net income of $514,121 for the year ended December 31, 1996. The decrease primarily is due to a decrease in the Partnership's share of earnings from its investment in the Bond, an increase in general and administrative expenses and a slight decrease in other interest.

The Partnership's share of earnings from investment in the Bond is based on the Property's earnings before debt service, which decreased for the year ended December 31, 1997 relative to 1996. The Partnership's equity interest in the Property's earnings for the year ended December 31, 1997 was $426,352, compared to $627,378 for the year ended December 31, 1996. The Partnership's equity interest in the Property's earnings decreased for the 1997 period, primarily due to lower rental income and higher expenses incurred at the Property. Total income at Camelot Lakes Apartments was $1,993,837 for the year ended
December 31, 1997, compared to $2,056,281 for the year ended December 31, 1996. The decrease primarily is due to a decrease in rental income as a result of lower average rental rates and increased concessions, as well as a slight decrease in average occupancy at the Property. Total expenses at Camelot Lakes Apartments, net of debt service, were $1,223,351 for the year ended
December 31, 1997, compared to $1,111,401 for the year ended December 31, 1996. The increase primarily is due to higher security, advertising and promotion and utilities expenses, higher property taxes, and higher administrative and repairs and maintenance expenses, which were partially offset by lower management fees, insurance and other property expenses.

For the year ended December 31, 1997, other interest was $13,894, compared to $18,813 for the year ended December 31, 1996. The decrease primarily is due to lower cash balances maintained by the Partnership during 1997.

Total Partnership expenses for the year ended December 31, 1997, excluding the loss on write-down of investment in mortgage revenue bond, working capital loan, and capital improvements loan of $2,892,415, were $240,061, compared to $132,070 for the year ended December 31, 1996. The increase is attributable to higher general and administrative expenses for the 1997 period. General and administrative expenses for the year ended December 31, 1997 were $197,261, compared to $89,270 for the year ended December 31, 1996. Effective January 1, 1997, certain expenses incurred by the General Partner, its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursable to the General Partner and its affiliates. The change is also due to an increase in other professional fees during 1997.

Interest received on the mortgage revenue bond was $517,413 for the year ended December 31, 1997, compared with $866,258 for the year ended December 31, 1996. The decrease is largely due to ConCam providing for debt service at a lower rate averaging 3.3% for 1997, due to the current operating and market constraints mentioned above.

Average occupancy at the Property for the year ended December 31, 1997 was 86.1%, compared with 86.6% for the year ended December 31, 1996. As of December 31, 1997, the Property was 90.9% occupied, compared with 83.5% as of December 31, 1996.

1996 versus 1995

The Partnership accounts for its investment in the Bond using the equity method of accounting. Accordingly, the Partnership reports as income its share of the Property's results of operations.

For the year ended December 31, 1996, the Partnership generated net income of $514,121, compared with a net loss of $30,145 for the year ended December 31, 1995. The change from net loss to net income primarily is due to an increase in the Partnership's share of earnings from its investment in the Bond, which was partially offset by an increase in general and administrative expenses and a decrease in other interest.

The Partnership's share of earnings from investment in the Bond is based on the Property's earnings before debt service, which increased for the year ended December 31, 1996 relative to 1995. The Partnership's equity interest in the Property's earnings for the year ended December 31, 1996 was $627,378, compared with $43,158 for the year ended December 31, 1995. The increase primarily is due to higher expenses incurred at the Property in the first quarter of 1995. Total income at the Property was $2,056,281 for the year ended December 31, 1996, largely unchanged from $2,083,793 for the year ended December 31, 1995. The change primarily is due to a slight increase in rental income as a result of increased average occupancy at the Property, which was partially offset by a decrease in other income, consisting of laundry revenues. Total expenses at the Property, excluding debt service, were $1,111,401 for the year ended December 31, 1996, compared to $1,672,237 for the year ended December 31, 1995. The decrease primarily is due to higher repairs and maintenance expense in the first quarter of 1995.

For the year ended December 31, 1996, other interest was $18,813, compared to $27,886, for the year ended December 31, 1995. The decrease primarily is due to lower cash balances maintained by the Partnership during 1996.

Total Partnership expenses for the year ended December 31, 1996 were $132,070, compared to $101,189 for the year ended December 31, 1995. The increase is attributable to higher general and administrative expenses in 1996, primarily as a result of increased legal expenses associated with the modification of the Forbearance Agreement and potential debt remodification, and an increase in Partnership administrative expenses, which were partially offset by a decrease in audit and miscellaneous expenses. Prior to the fourth quarter of 1996, general and administrative expense were paid out of the Partnership's cash reserves. Effective with the fourth quarter of 1996 and going forward, general and administrative expenses are being paid out of debt service payments being made by ConCam to the Partnership.

Interest received on the mortgage revenue bond was $866,258 for the year ended December 31, 1996, compared with $1,002,015 for the year ended December 31, 1995. The decrease is largely due to ConCam providing for debt service at a lower rate of 5.5%, due to the current operating and market constraints mentioned above.

Average occupancy at the Property for the year ended December 31, 1996 was 86.6%, compared with 85.6% for the year ended December 31, 1995. As of December 31, 1996, the Property was 83% occupied, compared with 89% as of December 31, 1995.


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to BAC Holders for the year ended December 31, 1997, filed as an exhibit under Item 14.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

   (a), (b) and (c)

The Partnership has no directors, executive officers or employees of its own.

   (a), (b), (c) and (e)

The names, ages and business experience for the directors and executive officers of the General Partner as of December 31, 1997 are as follows:

Name                     Office

Doreen D. Odell          Director, President & Chief Financial Officer
Rocco F. Andriola        Director
Nicole Barr              Vice President

Doreen D. Odell, 38, Senior Vice President, has worked with the Diversified Asset Group since June 1988. Ms. Odell graduated Phi Beta Kappa and received a B.A. in Economics summa cum laude from Wellesley College in 1981. She received a M.S. in Real Estate Development from the Massachusetts Institute of Technology in 1986. Prior to joining Lehman, Ms. Odell was involved in real estate development in both the public and private sectors. As a development manager with N.Y.C. Public Development Corporation, she structured joint ventures with private developers. She also worked with a private development company, The Harborside Corporation, evaluating real estate investments and development projects. From 1981 to 1984, Ms. Odell was a construction loan officer with Manufacturer's Hanover Trust Company.

Rocco F. Andriola, 39, is a Managing Director of Lehman Brothers Inc. in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Nicole Barr, 25, is an Associate of Lehman Brothers Inc. and is responsible for the investment management of residential and commercial real estate. Since joining Lehman Brothers in 1997, Ms. Barr has been involved in asset management and the sale of residential and commercial properties. Prior to joining Lehman Brothers, Ms. Barr worked in General Account investments, valuation and sales for The Prudential Realty Group from 1995 through 1997. Ms. Barr received a B.A. degree in Economics from Wellesley College in 1994.

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

(b)  Security ownership of management

As of December 31, 1997 none of the officers and directors of the General Partner owned any BACs.

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

Additional information is incorporated by reference to Note 5 "Transactions with Related Parties" of the Notes to Financial Statements contained in the Partnership's Annual Report to BAC Holders for the year ended December 31, 1997, filed as an exhibit under Item 14.


                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) (1)   Financial Statements:
                                                            Page
                                                            Number
       Report of Independent Auditors

         Report of KPMG Peat Marwick LLP                     (1)

       Balance Sheets - As of December 31, 1997 and 1996     (1)

       Statements of Operations - For the years ended
         December 31, 1997, 1996 and 1995                    (1)

       Statements of Partners' Capital (Deficit) - For
         the years ended December 31, 1997, 1996 and 1995    (1)

       Statements of Cash Flows - For the years ended
         December 31, 1997, 1996 and 1995                    (1)

       Notes to the Financial Statements                     (1)

(1) Incorporated by reference to the Partnership's Annual Report to BAC Holders for the year ended December 31, 1997, which is filed as an exhibit under Item 14.

(a) (2)  Financial Statement Schedules:

  ConCam Associates, LP

  Independent Auditors' Report                           A-1
  Financial Statements:
     Balance Sheets at December 31, 1997 and 1996        A-2
     Statements of Operations and Partners' Capital
       (Deficit) for the years ended
       December 31, 1997, 1996 and 1995                  A-3
     Statements of Cash Flows for the years ended
       December 31, 1997, 1996 and 1995                  A-4
     Notes to the Financial Statements                   A-5


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

 3.3 Beneficial Assignee Certificate. (Incorporated by reference from Exhibit 3 to the Registrant's Registration Statement on Form S-11.)

10.1 Forbearance Agreement between Victory Tax Exempt Realty Income Fund Limited Partnership and ConCam Associates, LP dated January 31, 1994. (Incorporated by reference from Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

10.2 First Amendment to Working Capital Loan Agreement between Victory Tax Exempt Realty Income Fund Limited Partnership and ConCam Associates, LP dated February 1, 1994. (Incorporated by reference from Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended
     December 31, 1993.)

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

10.5 Standstill Agreement between Victory Tax Exempt Realty Income Fund Limited Partnership and ConCam Associates, LP dated May 8, 1996. (Incorporated by reference from Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 1, 1996.)

10.6 Extension Letter between Victory Tax Exempt Realty Income Fund Limited Partnership and ConCam Associates, LP dated January 1, 1997.
     (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

13.1 Annual Report to BAC Holders for the year ended December 31, 1997.

27.1 Financial Data Schedule.


(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of fiscal
    1997.


                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         VICTORY TAX EXEMPT REALTY INCOME
                         FUND LIMITED PARTNERSHIP

                         BY:    CA Victory Inc.,
                                General Partner



Date:  March 30, 1998
                         BY:    s/Doreen D. Odell/
                         Name:  Doreen D. Odell
                         Title: President, Director and
                                Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                         CA VICTORY INC.
                         General Partner



Date:  March 30, 1998
                         BY:    s/Doreen D. Odell/
                         Name:  Doreen D. Odell
                         Title: President, Director and
                                Chief Financial Officer



Date:  March 30, 1998
                         BY:    s/Rocco F. Andriola/
                         Name:  Rocco F. Andriola
                         Title: Director



Date:  March 30, 1998
                         BY:    s/Nicole Barr/
                         Name:  Nicole Barr
                         Title: Vice President