Form 10-Q
period 1998-03-31
VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP
filed 1998-05-15
CIK 829374

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1998

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



Balance Sheets                                   At March 31,  At December 31,
                                                        1998             1997
                                                  (unaudited)        (audited)
Assets
Investment in mortgage revenue bond,
  working capital loan, and capital
  improvements loan                             $  9,926,986     $ 10,000,000
Cash and cash equivalents                            557,911          366,144
Mortgage acquisition fees, net of accumulated
  amortization of $382,109 and $371,409 in
  1998 and 1997, respectively                         45,891           56,591

    Total Assets                                $ 10,530,788     $ 10,422,735

Liabilities and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses         $     36,187     $     51,016
  Due to affiliates                                   19,000           22,000

    Total Liabilities                                 55,187           73,016
Partners' Capital (Deficit):
  General Partner                                    (91,230)         (92,489)
  BAC Holders (2,140,000 BACS outstanding)        10,566,831       10,442,208

    Total Partners' Capital                       10,475,601       10,349,719

    Total Liabilities and Partners' Capital     $ 10,530,788     $ 10,422,735




Statement of Partners' Capital (Deficit) (unaudited)
For the three months ended March 31, 1998
                                          General            BAC
                                          Partner        Holders         Total
Balance at December 31, 1997            $ (92,489)  $ 10,442,208  $ 10,349,719
Net Income                                  1,259        124,623       125,882

Balance at March 31, 1998               $ (91,230)  $ 10,566,831  $ 10,475,601




Statements of Operations (unaudited)
For the three months ended March 31,                       1998          1997
Revenue
Share of earnings from investment
  in mortgage revenue bond                            $ 160,037     $ 130,209
Other interest                                            3,771         3,389

     Total Revenue                                      163,808       133,598

Expenses
General and administrative                               27,226        46,270
Amortization of mortgage costs                           10,700        10,700

     Total Expenses                                      37,926        56,970

     Net Income                                       $ 125,882     $  76,628

Net Income Allocated:
  To the General Partner                              $   1,259     $     766
  To the BAC Holders                                    124,623        75,862

                                                      $ 125,882     $  76,628
Per BAC unit
(2,140,000 outstanding)                                   $ .06         $ .04




Statements of Cash Flows (unaudited)
For the three months ended March 31,                       1998         1997

Cash Flows From Operating Activities:
Net Income                                            $ 125,882    $  76,628
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Share of earnings from investment
     in mortgage revenue bond                          (160,037)    (130,209)
   Interest received on mortgage revenue bond           233,051      206,111
   Amortization                                          10,700       10,700
   Increase (decrease) in cash arising from changes
   in operating assets and liabilities:
        Accounts payable and accrued expenses           (14,829)      (6,804)
        Due to affiliates                                (3,000)       9,987

Net cash provided by operating activities               191,767       166,413

Cash Flows From Financing Activities:
  Cash distributions                                          _      (162,105)

Net cash used for financing activities                        _      (162,105)

Net increase in cash and cash equivalents               191,767         4,308
Cash and cash equivalents, beginning of period          366,144       410,449

Cash and cash equivalents, end of period              $ 557,911     $ 414,757



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997 and the statement of partners' capital (deficit) for the three months ended March 31, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1997 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Effective January 1, 1998, the Partnership and ConCam executed an extension of the existing standstill agreement (the "Agreement"), which expired on December 31, 1997. The Agreement was extended until the earlier to occur of December 31, 1998 or the closing of a sale of the Property. Until such time, ConCam will continue to make "cash-flow" debt service payments in accordance with the Agreement.



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

Pursuant to the Forbearance Agreement, the minimum interest payment on the Bond increased to 7.0% on February 1, 1996 from the previous rate of 6.5%. In February 1996, ConCam indicated that the Property's operations could not support debt service payments at the increased rate in 1996. On May 8, 1996, as a result of negotiations with ConCam, the Partnership executed a standstill agreement (the "Agreement") to generally allow a continuance of the terms of the Forbearance Agreement provided that in lieu of the minimum pay rate, ConCam pay as debt service all available cash flow generated by the Property. The Agreement was in effect through December 31, 1996, the expiration of the Forbearance Agreement. At such time, the parties were engaged in good faith negotiations and therefore, the Partnership extended the Agreement with ConCam through December 31, 1997. Effective January 1, 1998, the Partnership executed an extension of the Agreement with ConCam until the earlier to occur of December 31, 1998 or the closing of a sale of the Property. Until such time, ConCam will continue to make "cash-flow" debt service payments in accordance with the Agreement. Payments made during the three-month period ended March 31, 1998 approximated an average pay rate of 6.0%.

The General Partner's objective is to maximize the recovery of the Partnership's investment. After careful consideration, the General Partner has determined that a sale of the Property and an accelerated repayment of the Bond is the most viable means to achieve this. Therefore, the Partnership and ConCam have agreed to pursue a sale of the Property prior to the Bond's scheduled maturity date on April 28, 1999. Any sale will be subject to the Partnership's approval. Given that the Bond is collateralized by the Property, the principal repaid on the Bond is dependent on the value of the Property. Based upon the decision to pursue a sale of the Property in 1998 and the resulting change in the estimated holding period, the Partnership wrote down the carrying value of its investment in the mortgage revenue bond, working capital loan, and capital improvements loan to $10,000,000, its estimated fair value as determined by management as of December 31, 1997. There can be no assurance that a sale will occur in the near term, or that a sale will result in a particular price.

In anticipation of a potential sale, ConCam has been concentrating its efforts on stabilizing Property operations and positioning the Property in the Fresno market. To this end, the Partnership authorized ConCam to utilize a portion of operating cash flow to make certain Property improvements deemed necessary to increase occupancy and ensure that the Property is well-positioned for sale. ConCam will continue to make "cash-flow" debt service payments to the Partnership until the Property is sold. The level of debt service payments made by ConCam to the Partnership decreased to an average pay rate of 3.3% during 1997 as a result of these additional capital expenses at the Property level. However, debt service payments made for the first quarter of 1998 were made at an average rate of 6.0%. This improvement primarily is due to efforts to stabilize Property operations, as discussed above.

At March 31, 1998, the Partnership had cash and cash equivalents, which are invested in tax-exempt money market accounts, of $557,911, compared with $366,144 at December 31, 1997. The increase primarily is due to an increase in net cash flow from operations due to ConCam making higher minimum interest payments to the Partnership and the discontinuation of quarterly cash distributions.

Accounts payable and accrued expenses decreased to $36,187 at March 31, 1998, compared to $51,016 at December 31, 1997. The change is primarily due to differences in the timing of payments. Due to affiliates decreased to $19,000 at March 31, 1998, compared to $22,000 at December 31, 1997, primarily due to lower administrative reimbursement accruals during the 1998 period.

Due to the Property's operating difficulties, the General Partner reduced the cash distribution paid to the partners from an annual return of 7.5% to 5.0%, effective with the second quarter of 1993. Beginning with the fourth quarter of 1996, cash distributions were reduced to an annual return of 3.0%. The level of debt service paid by ConCam declined further during the second quarter of 1997, and consequently, the 1997 second quarter distribution was reduced to an annual return of 1.5%. In view of the decline in cash flow available to fund distributions, cash distributions were suspended beginning with the 1997 third quarter distribution, which would have been paid in November 1997. In light of the decision to sell the Property in 1998, quarterly distributions will not be reinstated. However, once the Property is sold, ConCam will pay the Partnership the net sale proceeds, which the Partnership will accept as full settlement of ConCam's obligations with respect to the Bond. Thereafter, the General Partner will distribute the net proceeds received on the Bond together with the Partnership's remaining cash reserves (after payment of, or provision for, the Partnership's liabilities and expenses), and dissolve the Partnership. As of March 31, 1998, total cash distributions paid to the Limited Partners since inception have been funded 77% from operating cash flow and 23% from the Partnership's cash reserves. The sources of the Partnership's future cash flows are expected to be from payments of interest on the Bond, and interest earned on cash and cash equivalents.

Results of Operations

The Partnership accounts for its investment in the Bond using the equity method of accounting. Accordingly, the Partnership reports as income its share of the Property's results of operations.

For the three-month period ended March 31, 1998, the Partnership generated net income of $125,882, compared with net income of $76,628 for the three-month period ended March 31, 1997. The increase primarily is due to an increase in the Partnership's share of earnings from its investment in the Bond, a decrease in general and administrative expenses and a slight increase in other interest.

The Partnership's share of earnings from investment in the Bond is based on the Property's earnings before debt service, which increased for the three-month period ended March 31, 1998 relative to 1997. The Partnership's equity interest in the Property's earnings for the three-month period ended March 31, 1998 was $160,037, compared to $130,209 for the three- month period ended March 31, 1997. The Partnership's equity interest in the Property's earnings increased for the 1998 period primarily due to higher rental income, which was partially offset by higher expenses incurred at the Property. Total income at Camelot Lakes Apartments was $538,936 for the three-month period ended March 31, 1998, compared to $499,477 for the three- month period ended March 31, 1997. The increase primarily is due to an increase in rental income as a result of higher average occupancy at the Property. Total expenses at Camelot Lakes Apartments, net of debt service, were $259,417 for the three- month period ended March 31, 1998, compared to $249,624 for the three-month period ended March 31, 1997. The increase primarily is due to higher security, landscaping, utilities, administrative and other property expenses, which were partially offset by lower repairs and maintenance, advertising and promotion and property insurance expenses.

For the three-month period ended March 31, 1998, other interest was $3,771, compared to $3,389 for the three-month period ended March 31, 1997. The increase primarily is due to higher average cash balances maintained by the Partnership during the 1998 period.

Total Partnership expenses for the three-month period ended March 31, 1998 were $37,926, compared to $56,970 for the three- month period ended March 31, 1997. The decrease is attributable to lower general and administrative expenses for the 1998 period. General and administrative expenses for the three-month period ended March 31, 1998 were $27,226, compared to $46,270 for the three-month period ended March 31, 1997. The decrease primarily is due to a decrease in legal and other professional fees during the 1998 period.

Interest received on the mortgage revenue bond was $233,051 for the three-month period ended March 31, 1998, compared with $206,111 for the three-month period ended March 31, 1997. The increase is largely due to ConCam providing for debt service at a higher rate averaging 6.0% for the 1998 period.

Average occupancy at the Property for the three-month period ended March 31, 1998 was 94.7%, compared with 82.4% for the three-month period ended March 31, 1997. As of March 31, 1998, the Property was 95.5% occupied, compared with 82.4% as of March 31, 1997.


Part II      Other Information

Items 1-5    Not applicable.

Item 6       Exhibits and reports on Form 8-K.

             (a)    Exhibits -

             (10.1) Extension Letter between Victory Tax Exempt Realty Income
                    Fund Limited Partnership and ConCam Associates, L.P. dated May 11, 1998.


               (27) Financial Data Schedule

             (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1998.


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


                     VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP
                     BY:    CA Victory Inc.,
                            General Partner



Date:  May 15, 1998
                     BY:     s/Doreen D. Odell/
                   Name:     Doreen D. Odell
                  Title:     President, Director and
                             Chief Financial Officer