Form 10-Q
period 1998-06-30
VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP
filed 1998-08-14
CIK 829374

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1998

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


                                 (212) 526-3183
               Registrant's Telephone Number, Including Area Code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X    No ____



Balance Sheets                                     At June 30, At December 31,
                                                         1998            1997
                                                   (unaudited)       (audited)
Assets
Investment in mortgage revenue bond,
 working capital loan, and capital
 improvements loan                                $ 9,907,207     $10,000,000
Cash and cash equivalents                             741,447         366,144
Mortgage acquisition fees, net of accumulated
 amortization of $392,809 and $371,409
 in 1998 and 1997, respectively                        35,191          56,591

     Total Assets                                 $10,683,845     $10,422,735

Liabilities and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses           $    62,784     $    51,016
  Due to affiliates                                    15,000          22,000

     Total Liabilities                                 77,784          73,016

Partners' Capital (Deficit):
  General Partner                                     (89,926)        (92,489)
  BAC Holders (2,140,000 BACS outstanding)         10,695,987      10,442,208

     Total Partners' Capital                       10,606,061      10,349,719

     Total Liabilities and Partners' Capital      $10,683,845     $10,422,735





Statement of Partners' Capital (Deficit) (unaudited)
For the six months ended June 30, 1998
                                       General             BAC
                                       Partner         Holders          Total
Balance at December 31, 1997          $(92,489)    $10,442,208    $10,349,719
Net income                               2,563         253,779        256,342

Balance at June 30, 1998              $(89,926)    $10,695,987    $10,606,061





Statements of Operations (unaudited)
                                     Three months ended     Six months ended
                                            June 30,              June 30,
                                        1998       1997       1998       1997
Revenue
Share of earnings from investment
 in mortgage revenue bond           $184,936   $107,155   $344,973   $237,364
Other interest                         5,511      3,841      9,282      7,230

     Total Revenue                   190,447    110,996    354,255    244,594

Expenses
General and administrative            49,287     38,967     76,513     85,237
Amortization of mortgage costs        10,700     10,700     21,400     21,400

     Total Expenses                   59,987     49,667     97,913    106,637

     Net Income                     $130,460   $ 61,329   $256,342   $137,957

Net Income Allocated:
To the General Partner              $  1,304   $    613   $  2,563   $  1,380
To the BAC Holders                   129,156     60,716    253,779    136,577

                                    $130,460   $ 61,329   $256,342   $137,957
Per BAC unit
(2,140,000 outstanding)                $ .06      $ .03      $ .12      $ .06




Statements of Cash Flows (unaudited)
For the six months ended June 30,                         1998          1997

Cash Flows From Operating Activities:
Net income                                            $256,342      $137,957
Adjustments to reconcile net income to net cash
provided by operating activities:
  Share of earnings from investment in mortgage
   revenue bond                                       (344,973)     (237,364)
  Interest received on mortgage revenue bond           437,766       358,263
  Amortization                                          21,400        21,400
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
     Accounts payable and accrued expenses              11,768       (12,956)
     Due to affiliates                                  (7,000)       10,300

Net cash provided by operating activities              375,303       277,600

Cash Flows From Financing Activities:
  Cash distributions                                         0      (322,005)

Net cash used for financing activities                       0      (322,005)

Net increase (decrease) in cash and cash equivalents   375,303       (44,405)

Cash and cash equivalents, beginning of period         366,144       410,449

Cash and cash equivalents, end of period              $741,447      $366,044





Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997, and the statement of partners' capital (deficit) for the six months ended June 30, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1997, or the following material contingencies exist and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Effective January 1, 1998, the Partnership and ConCam executed an extension of the existing standstill agreement (the "Agreement"), which expired on December 31, 1997. The Agreement was extended until the earlier to occur of December 31, 1998 or the closing of a sale of the property. Until such time, ConCam will continue to make cash-flow debt service payments, as defined, in accordance with the Agreement.





Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

The Partnership's operating income is derived from its investment in a mortgage revenue bond (the "Bond") in the original principal amount of $15,515,000 secured by a first deed of trust on Camelot Lakes Apartments (the "Property").

Operating difficulties at the Property resulted in Camelot Lakes Associates, an unaffiliated limited partnership (the "Original Borrower"), defaulting on the November 1993 through January 1994 Bond payments. On February 1, 1994, the General Partner reached a restructuring agreement with the Original Borrower, whereby the ownership of the Property was transferred to ConCam Associates, LP ("ConCam"), and property management was transferred to ConAm Management Corporation ("ConAm"), a major property management company and an affiliate of ConCam. In addition to ownership, ConCam assumed the obligations under the Bond and loan documents on a nonrecourse basis. Pursuant to the restructuring, the Partnership entered into a Forbearance Agreement (the "Forbearance Agreement") with ConCam pursuant to which the Partnership, for a limited period, agreed to forbear from exercising certain remedies against ConCam and the Property, provided certain conditions were met.

Pursuant to the Forbearance Agreement, the minimum interest payment on the Bond increased to 7.0% on February 1, 1996 from the previous rate of 6.5%. In February 1996, ConCam indicated that the Property's operations could not support debt service payments at the increased rate in 1996. On May 8, 1996, as a result of negotiations with ConCam, the Partnership executed a standstill agreement (the "Agreement") to generally allow a continuance of the terms of the Forbearance Agreement provided that in lieu of the minimum pay rate, ConCam pay as debt service all available cash flow generated by the Property. The Agreement was in effect through December 31, 1996, the expiration of the Forbearance Agreement. At such time, the parties were engaged in good faith negotiations and therefore, the Partnership extended the Agreement with ConCam through December 31, 1997. Effective January 1, 1998, the Partnership executed an extension of the Agreement with ConCam until the earlier to occur of December 31, 1998 or the closing of a sale of the Property. Until such time, ConCam will continue to make cash-flow debt service payments, as defined, in accordance with the Agreement. Payments made during the six-month period ended June 30, 1998 approximated an average annual pay rate of 5.6%.

The General Partner's objective is to maximize the recovery of the Partnership's investment. After careful consideration, the General Partner has determined that a sale of the Property and an accelerated repayment of the Bond, or a sale of the Bond only, are the most viable means to achieve this objective. Therefore, the Partnership and ConCam have agreed to pursue a sale of the Property and/or the Bond prior to the Bond's scheduled maturity date on April 28, 1999. Discussions with potential purchasers of both assets are currently underway. While it is anticipated that the Bond and/or the Property will be sold in 1998, there can be no assurance that a sale will occur within this time-frame or at any time. Given that the Bond is collateralized by the Property, the principal repaid on the Bond is dependent on the value of the Property. Based upon the decision to pursue a sale of the Property in 1998 and the resulting change in the estimated holding period, the Partnership wrote down the carrying value of its investment in the mortgage revenue bond, working capital loan, and capital improvements loan from $12,892,415 to $10,000,000, its estimated fair value as determined by management as of December 31, 1997.

In anticipation of a potential sale, ConCam has been concentrating its efforts on stabilizing Property operations and positioning the Property in the Fresno market. To this end, the Partnership authorized ConCam to utilize a portion of operating cash flow to make certain Property improvements deemed necessary to increase occupancy and ensure that the Property is well-positioned for sale. ConCam will continue to make cash-flow debt service payments to the Partnership as long as the Partnership owns the Bond and until the Property is sold. The level of debt service payments made by ConCam to the Partnership decreased to an average annual pay rate of 3.3% during 1997 as a result of these additional capital expenses at the Property level. However, debt service payments made for the first half of 1998 were made at an average annual rate of 5.6%. This improvement primarily was due to efforts to stabilize Property operations, as discussed above.

At June 30, 1998, the Partnership had cash and cash equivalents, which are invested in tax-exempt money market accounts, of $741,447, compared with $366,144 at December 31, 1997. The increase primarily is due to an increase in net cash flow from operations due to ConCam making higher minimum interest payments to the Partnership and the discontinuation of quarterly cash distributions.

Accounts payable and accrued expenses increased to $62,784 at June 30, 1998, compared to $51,016 at December 31, 1997. The change is primarily due to differences in the timing of payments for administrative, audit and other professional fees. Due to affiliates decreased to $15,000 at June 30, 1998, compared to $22,000 at December 31, 1997, primarily due to lower administrative reimbursement accruals during the 1998 period.

Due to the Property's operating difficulties, the General Partner reduced the cash distribution paid to the partners from an annual return of 7.5% to 5.0%, effective with the second quarter of 1993. Beginning with the fourth quarter of 1996, cash distributions were reduced to an annual return of 3.0%. The level of debt service paid by ConCam declined further during the second quarter of 1997, and consequently, the 1997 second quarter distribution was reduced to an annual return of 1.5%. In view of the decline in cash flow available to fund distributions, cash distributions were suspended beginning with the 1997 third quarter distribution, which would have been paid in November 1997. In light of the decision to sell the Property and/or the Bond in 1998, quarterly distributions will not be reinstated. However, in the event that the Property is sold for less than the face amount of the Bond plus accrued and unpaid interest, ConCam will pay the Partnership the net sale proceeds, which the Partnership will accept as full settlement of ConCam's obligations with respect to the Bond. Thereafter, the General Partner will distribute the net proceeds received on the Bond together with the Partnership's remaining cash reserves (after payment of, or provision for, the Partnership's liabilities and expenses), and dissolve the Partnership. As of June 30, 1998, total cash distributions paid to the Limited Partners since inception have been funded 77% from operating cash flow and 23% from the Partnership's cash reserves. Other than from a sale of the Property or the Bond, the sources of the Partnership's future cash flows are expected to be from payments of interest on the Bond, and interest earned on cash and cash equivalents.

Results of Operations

The Partnership accounts for its investment in the Bond using the equity method of accounting. Accordingly, the Partnership reports as income its share of the Property's results of operations.

For the three and six-month periods ended June 30, 1998, the Partnership generated net income of $130,460 and $256,342, respectively, compared with net income of $61,329 and $137,957, respectively, for the three and six-month periods ended June 30, 1997. The increase for the three-month period primarily is due to an increase in the Partnership's share of earnings from its investment in the Bond and slight increase in other interest, which was partially offset by an increase in general and administrative expenses. The increase for the six-month period primarily is due to an increase in the Partnership's share of earnings from its investment in the Bond, a decrease in general and administrative expenses, and a slight increase in other interest.

The Partnership's share of earnings from investment in the Bond is based on the Property's earnings before debt service, which increased for the six-month period ended June 30, 1998 relative to 1997. The Partnership's equity interest in the Property's earnings for the six-month period ended June 30, 1998 was $344,973, compared to $237,364 for the six-month period ended June 30, 1997. The Partnership's equity interest in the Property's earnings increased for the 1998 period primarily due to higher rental income and the containment of expenses incurred at the Property. Total income at Camelot Lakes Apartments was $1,084,751 for the six-month period ended June 30, 1998, compared to $974,677 for the six-month period ended June 30, 1997. The increase primarily is due to an increase in rental income as a result of higher average occupancy at the Property. Total expenses at Camelot Lakes Apartments, net of debt service, were $578,220 for the six-month period ended June 30, 1998, largely unchanged from $570,755 for the six-month period ended June 30, 1997.

For the three and six-month periods ended June 30, 1998, other interest was $5,511 and $9,282, respectively, compared to $3,841 and $7,230, respectively, for the three and six-month periods ended June 30, 1997. The increases primarily are due to higher average cash balances maintained by the Partnership during the 1998 periods.

Total Partnership expenses for the three and six-month periods ended June 30, 1998 were $59,987 and $97,913, respectively, compared to $49,667 and $106,637, respectively, for the three and six-month periods ended June 30, 1997. The changes are attributable to higher general and administrative expenses for the three-month period and lower general and administrative expenses for the six-month period. General and administrative expenses for the three and six-month periods ended June 30, 1998 were $49,287 and $76,513, respectively, compared to $38,967 and $85,237, respectively, for the three and six-month periods ended June 30, 1997. The increase for the three-month period primarily is due to higher audit, professional and administrative fees. The decrease for the six-month period primarily is due to lower administrative and legal fees, partially offset by higher audit and other professional fees.

Interest received on the mortgage revenue bond was $437,766 for the six-month period ended June 30, 1998, compared with $358,263 for the six-month period ended June 30, 1997. The increase is largely due to ConCam providing for debt service at a higher rate averaging 5.6% for the 1998 period.

Average occupancy at the Property for the six-month period ended June 30, 1998 was 94.7%, compared with 87.0% for the six-month period ended June 30, 1997. As of June 30, 1998, the Property was 94.0% occupied, compared with 89.0% as of June 30, 1997.




Part II       Other Information

Items 1-5     Not applicable.

Item 6        Exhibits and reports on Form 8-K.

              (a)  Exhibits -

                   (27)  Financial Data Schedule

              (b)  Reports on Form 8-K -

                   No reports on Form 8-K were filed during the quarter ended June 30, 1998.




                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               VICTORY TAX EXEMPT REALTY INCOME
                               FUND LIMITED PARTNERSHIP

                          BY:  CA Victory Inc.,
                               General Partner


Date:  August 14, 1998

                          BY:  s/Robert J. Hellman/
                        Name:  Robert J. Hellman
                       Title:  Director