Form 10-Q
period 1998-09-30
VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP
filed 1998-11-16
CIK 829374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X          Quarterly Report Pursuant to Section 13 or 15(d)
    ---              of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1998

                                       or

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Transition period from _____ to _____


                         Commission File Number: 0-18333


            VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP
              Exact Name of Registrant as Specified in its Charter


           Delaware                                      13-3516912
State or Other Jurisdiction of               I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn.:  Andre Anderson                      10285
Address of Principal Executive Offices                    Zip Code

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

                                 Yes X   No ____

BALANCE SHEETS
                                             At September 30,   At December 31,
                                                        1998              1997
                                                  (unaudited)         (audited)
                                             ---------------    --------------
Assets
Investment in mortgage revenue bond,
  working capital loan, and capital
  improvements loan                              $ 9,828,997        $10,000,000
Cash and cash equivalents                            918,715           366,144
Mortgage acquisition fees, net of
  accumulated amortization of $403,509 and
  $371,409 in 1998 and 1997, respectively             24,491            56,591
                                                 -----------       -----------
       Total Assets                              $10,772,203       $10,422,735
                                                 ===========       ===========
Liabilities and Partners' Capital (Deficit)
Liabilities:
   Accounts payable and accrued expenses         $    43,221        $   51,016
   Due to affiliates                                  12,000            22,000
                                                 -----------       -----------
       Total Liabilities                              55,221            73,016
                                                 -----------       -----------
Partners' Capital (Deficit):
   General Partner                                   (88,816)          (92,489)
   BAC Holders (2,140,000 BACS outstanding)       10,805,798        10,442,208
                                                 -----------       -----------
       Total Partners' Capital                    10,716,982        10,349,719
                                                 -----------       -----------
       Total Liabilities and Partners' Capital   $10,772,203       $10,422,735
                                                 ===========       ===========

STATEMENT OF PARTNERS' CAPITAL (DEFICIT) (UNAUDITED)
For the nine months ended September 30, 1998
                                          General            BAC
                                          Partner        Holders         Total
                                         --------    -----------   -----------
Balance at December 31, 1997             $(92,489)   $10,442,208   $10,349,719
Net income                                  3,673        363,590       367,263
                                         --------    -----------   -----------
Balance at September 30, 1998            $(88,816)   $10,805,798   $10,716,982
                                         ========    ===========   ===========

STATEMENTS OF OPERATIONS (UNAUDITED)
                                      Three months ended     Nine months ended
                                            September 30,         September 30,
                                         1998       1997       1998       1997
                                     --------   --------   --------   --------
Revenue
Share of earnings from investment
  in mortgage revenue bond           $150,130   $129,333   $495,103   $366,697
Other interest                          6,974      3,335     16,256     10,565
                                     --------   --------   --------   --------
      Total Revenue                   157,104    132,668    511,359    377,262
                                     --------   --------   --------   --------
Expenses
General and administrative             35,483     38,585    111,996    123,822
Amortization of mortgage costs         10,700     10,700     32,100     32,100
                                     --------   --------   --------   --------
      Total Expenses                   46,183     49,285    144,096    155,922
                                     --------   --------   --------   --------
      Net Income                     $110,921   $ 83,383   $367,263   $221,340
                                     ========   ========   ========   ========
Net Income Allocated:
To the General Partner               $  1,109   $    833   $  3,673   $  2,213
To the BAC Holders                    109,812     82,550    363,590    219,127
                                     --------   --------   --------   --------
                                     $110,921   $ 83,383   $367,263   $221,340
                                     ========   ========   ========   ========
Per BAC unit
(2,140,000 outstanding)                 $ .05      $ .04      $ .17      $ .10
                                        -----      -----      -----      -----


STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30,
                                                             1998         1997
                                                        ---------    ---------
Cash Flows From Operating Activities:
Net income                                              $ 367,263    $ 221,340
Adjustments to reconcile net income to net cash
provided by operating activities:
  Share of earnings from investment in mortgage
    revenue bond                                         (495,103)    (366,697)
  Interest received on mortgage revenue bond              666,106      469,761
  Amortization                                             32,100       32,100
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Accounts payable and accrued expenses                  (7,795)      (6,798)
    Due to affiliates                                     (10,000)      11,000
                                                        ---------    ---------
Net cash provided by operating activities                 552,571      360,706
                                                        ---------    ---------
Cash Flows From Financing Activities:
  Cash distributions                                           --     (402,844)
                                                        ---------    ---------
Net cash used for financing activities                         --     (402,844)
                                                        ---------    ---------
Net increase (decrease) in cash and cash equivalents      552,571      (42,138)
Cash and cash equivalents, beginning of period            366,144      410,449
                                                        ---------    ---------
Cash and cash equivalents, end of period                $ 918,715    $ 368,311
                                                        =========    =========

NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997, and the statement of partners' capital (deficit) for the nine months ended September 30, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1997, or the following material contingencies exist and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Effective January 1, 1998, the Partnership and ConCam executed an extension of the existing standstill agreement (the "Agreement"), which expired on December 31, 1997. The Agreement was extended until the earlier to occur of December 31, 1998 or the closing of a sale of the Property and/or the Bond. Until such time, ConCam will continue to make cash-flow debt service payments, as defined, in accordance with the Agreement.

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

Pursuant to the Forbearance Agreement, the minimum interest payment on the Bond increased to 7.0% on February 1, 1996 from the previous rate of 6.5%. In February 1996, ConCam indicated that the Property's operations could not support debt service payments at the increased rate in 1996. On May 8, 1996, as a result of negotiations with ConCam, the Partnership executed a standstill agreement (the "Agreement") to generally allow a continuance of the terms of the Forbearance Agreement provided that in lieu of the minimum pay rate, ConCam pay as debt service all available cash flow generated by the Property. The Agreement was in effect through December 31, 1996, the expiration of the Forbearance Agreement. At such time, the parties were engaged in good faith negotiations and therefore, the Partnership extended the Agreement with ConCam through December 31, 1997. Effective January 1, 1998, the Partnership executed an extension of the Agreement with ConCam until the earlier to occur of December 31, 1998 or the closing of a sale of the Property. Until such time, ConCam will continue to make cash-flow debt service payments, as defined, in accordance with the Agreement. Payments made during the nine-month period ended September 30, 1998 approximated an average annual pay rate of 5.5%.

The General Partner's objective is to maximize the recovery of the Partnership's investment. After careful consideration, the General Partner has determined that a sale of the Property and an accelerated repayment of the Bond, or a sale of the Bond in conjunction with a sale of the Property, are the most viable means to achieve this objective. Therefore, the Partnership and ConCam have agreed to pursue a sale of the Property and/or the Bond prior to the Bond's scheduled maturity date on April 28, 1999. Discussions with potential purchasers of both assets are currently underway. While it is anticipated that the Bond and/or the Property will be sold in the first quarter of 1999, there can be no assurance that a sale will occur within this time-frame. Given that the Bond is collateralized by the Property, the value recovered from the principal on the Bond is dependent on the value of the Property. The Partnership has written down the carrying value of its investment in the mortgage revenue bond, working capital loan, and capital improvements loan from $12,892,415 to $10,000,000, its estimated fair value as determined by management as of December 31, 1997.

In anticipation of a potential sale, ConCam has been concentrating its efforts on stabilizing Property operations and positioning the Property in the Fresno market. To this end, the Partnership authorized ConCam in 1997 to utilize a portion of operating cash flow to make certain Property improvements deemed necessary to increase occupancy and ensure that the Property is well-positioned for sale. ConCam will continue to make cash-flow debt service payments to the Partnership as long as the Partnership owns the Bond and until the Property is sold. The level of debt service payments made by ConCam to the Partnership decreased to an average annual pay rate of 3.3% during 1997 as a result of these additional capital expenses at the Property level. However, debt service payments for the first nine months of 1998 were made at an average annual rate of 5.5%. This improvement primarily was due to efforts to stabilize Property operations, as discussed above.

At September 30, 1998, the Partnership had cash and cash equivalents, which are invested in tax-exempt money market accounts, of $918,715, compared with $366,144 at December 31, 1997. The increase primarily is due to an increase in net cash flow from operations due to ConCam making higher minimum interest payments to the Partnership and the discontinuation of quarterly cash distributions.

Accounts payable and accrued expenses increased to $43,221 at September 30, 1998, compared to $51,016 at December 31, 1997. The change is primarily due to differences in the timing of payments for administrative, audit and other professional fees. Due to affiliates decreased to $12,000 at September 30, 1998, compared to $22,000 at December 31, 1997, primarily due to lower administrative reimbursement accruals during the 1998 period.

Due to the Property's operating difficulties, the General Partner reduced the cash distribution paid to the partners from an annual return of 7.5% to 5.0%, effective with the second quarter of 1993. Beginning with the fourth quarter of 1996, cash distributions were reduced to an annual return of 3.0%. The level of debt service paid by ConCam declined further during the second quarter of 1997, and consequently, the 1997 second quarter distribution was reduced to an annual return of 1.5%. In view of the decline in cash flow available to fund distributions, cash distributions were suspended beginning with the 1997 third quarter distribution, which would have been paid in November 1997. In light of the decision to sell the Property and/or the Bond, quarterly distributions will not be reinstated. Following a sale of the Property and/or the Bond, the General Partner will distribute the net proceeds received on the Bond together with the Partnership's remaining cash reserves (after payment of, or provision for, the Partnership's liabilities and expenses), and dissolve the Partnership. As of September 30, 1998, total cash distributions paid to the Limited Partners since inception have been funded 77% from operating cash flow and 23% from the Partnership's cash reserves. Other than from a sale of the Property or the Bond, the sources of the Partnership's future cash flows are expected to be from payments of interest on the Bond, and interest earned on cash and cash equivalents.

Results of Operations

The Partnership accounts for its investment in the Bond using the equity method of accounting. Accordingly, the Partnership reports as income its share of the Property's results of operations.

For the three and nine-month periods ended September 30, 1998, the Partnership generated net income of $110,921 and $367,263, respectively, compared with net income of $83,383 and $221,340, respectively, for the three and nine-month periods ended September 30, 1997. The increases for the three and nine-month periods primarily are due to an increase in the Partnership's share of earnings from its investment in the Bond, a decrease in general and administrative expenses, and an increase in other interest income.

The Partnership's share of earnings from investment in the Bond is based on the Property's earnings before debt service, which increased for the nine-month period ended September 30, 1998 relative to 1997. The Partnership's equity interest in the Property's earnings for the nine-month period ended September 30, 1998 was $495,103, compared to $366,697 for the nine-month period ended September 30, 1997. The Partnership's equity interest in the Property's earnings increased for the 1998 period primarily due to higher rental income and the containment of expenses incurred at the Property. Total income at Camelot Lakes Apartments was $1,617,305 for the nine-month period ended September 30, 1998, compared to $1,482,529 for the nine-month period ended September 30, 1997. The increase primarily is due to an increase in rental income as a result of higher average occupancy at the Property. Total expenses at Camelot Lakes Apartments, net of debt service, were $841,161 for the nine-month period ended September 30, 1998, largely unchanged from $829,629 for the nine-month period ended September 30, 1997.

For the three and nine-month periods ended September 30, 1998, other interest was $6,974 and $16,256, respectively, compared to $3,335 and $10,565, respectively, for the three and nine-month periods ended September 30, 1997. The increases primarily are due to higher average cash balances maintained by the Partnership during the 1998 periods.

Total Partnership expenses for the three and nine-month periods ended September 30, 1998 were $46,183 and $144,096, respectively, compared to $49,285 and $155,922, respectively, for the three and nine-month periods ended September 30, 1997. The changes are attributable to lower general and administrative expenses. General and administrative expenses for the three and nine-month periods ended September 30, 1998 were $35,483 and $111,996, respectively, compared to $38,585 and $123,822, respectively, for the three and nine-month periods ended September 30, 1997. The decreases primarily are due to lower administrative and legal fees, partially offset by higher audit and other professional fees.

Interest received on the mortgage revenue bond was $666,106 for the nine-month period ended September 30, 1998, compared with $469,761 for the nine-month period ended September 30, 1997. The increase is largely due to ConCam providing for debt service at a higher rate averaging 5.5% for the 1998 period.

Average occupancy at the Property for the nine-month period ended September 30, 1998 was 94.2%, compared with 84.3% for the nine-month period ended September 30, 1997. As of September 30, 1998, the Property was 93.6% occupied, compared with 88.9% as of September 30, 1997.


Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a) Exhibits -

                   (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                VICTORY TAX EXEMPT REALTY INCOME
                                FUND LIMITED PARTNERSHIP

                           BY:  CA Victory Inc.,
                                General Partner



Date:  November 16, 1998        BY:  /s/Doreen D. Odell
                                     Doreen D. Odell
                                     President and
                                     Chief Financial Officer