Form 10-K
period 1998-12-31
VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP
filed 1999-03-31
CIK 829374

1

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

  X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----                  THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1998
                                             -----------------

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----                  THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-18333
                                                 -------


            VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP
            ---------------------------------------------------------
              Exact name of registrant as specified in its charter


           Delaware                                               13-3516912
           --------                                               ----------
State or other jurisdiction of                                 I.R.S. Employer
incorporation or organization                                 Identification No.

Attn.:  Andre Anderson
3 World Financial Center, 29th Floor, New York, New York            10285
-------------------------------------------------------             -----
Address of principal executive offices                             Zip code

Registrant's telephone number, including area code:  (212) 526-3183

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                     Beneficial Assignee Certificates (BACs)
                     ---------------------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                  -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                              -----

As of December 31, 1998, 2,140,000 beneficial assignee certificates (BACs) had been issued at a subscription price of $10 per BAC. The BACs are not currently being traded in any market and as such, the BACs have neither a market selling price nor an average bid or asked price.

Documents Incorporated by Reference:

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to BAC Holders for the year ended December 31, 1998, filed as an exhibit under Item 14.

                                     PART I

Item 1. Business

(a)  General Development of Business
     -------------------------------

Victory Tax Exempt Realty Income Fund Limited Partnership (the "Partnership" or "Registrant") was organized January 15, 1988 under the Delaware Revised Uniform Limited Partnership Act and will continue until December 31, 2018, unless dissolved earlier in accordance with the Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed for the purpose of acquiring tax-exempt mortgage revenue bonds issued by one or more state or local governments or their agencies or authorities, the proceeds of which are used to make participating first mortgage loans on multifamily residential rental developments and to make, in limited circumstances, taxable working capital loans to owners of such developments.

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

The business objectives of the Partnership were:

    (1)  to preserve and protect the Partnership's capital;

    (2) to provide to BAC Holders quarterly cash distributions from payments of base interest on the mortgage revenue bond which has been acquired by the Partnership, that are excludable from gross income for federal income tax purposes, and in certain instances, nontaxable distributions from the Partnership's Interest Reserve Account;

    (3) to provide to BAC Holders additional cash distributions from payments of contingent interest on the mortgage revenue bond that are excludable from gross income for Federal income tax purposes which are derived to the extent allocable from participation in project cash flow and sale or repayment proceeds; and

    (4) to provide additional cash distributions from payments of taxable interest pursuant to working capital loans, which will constitute no more than 10% of the Partnership's invested assets.

On April 28, 1989, the Partnership acquired a mortgage revenue bond (the "Bond") issued by the city of Fresno, California in the original principal amount of $15,515,000. The Bond is secured by a first mortgage loan (the "Loan") on Camelot Lakes Apartments (the "Property") located in Fresno. In conjunction with the investment in the Bond, the Partnership also made a working capital loan on the Property in the amount of $420,000 (the "Working Capital Loan") which was secured by a second deed of trust encumbering the Property. The owner of the Property at the time the Partnership purchased the Bond was Camelot Lakes Associates ("Camelot Lakes"), an unaffiliated California limited partnership. On February 1, 1994, the General Partner finalized a restructuring with Camelot Lakes, which included transferring the Property to a new owner, entering into a Forbearance Agreement with the new owner, amending the second deed of trust, and replacing the original property management company. Pursuant to the restructuring, the current owner and borrower is ConCam Associates, LP ("ConCam" or the "New Borrower"), an unaffiliated California limited partnership, and the current property manager is ConAm Management Corporation ("ConAm"), an affiliate of ConCam. In conjunction with this restructuring, the Partnership also made a capital improvements loan (the "Capital Improvements Loan") of $500,000 during 1994, which was also secured by the second deed of trust encumbering the Property. Additional information regarding the Bond, the Working Capital Loan and the Capital Improvements Loan is incorporated by reference to Note 4 "Mortgage Revenue Bond, Working Capital Loan, and Capital Improvements Loan" of the Notes to the Financial Statements contained in the Partnership's Annual Report to BAC Holders for the year ended December 31, 1998, filed as an exhibit under Item 14.

During 1997, the General Partner and ConCam agreed to pursue a sale of the Property and/or Bond prior to the Loan's scheduled maturity date on April 28, 1999. In February 1999, the Partnership entered into a binding agreement to sell the Bond. A detailed discussion of the proposed sale (the "Sale") is incorporated by reference to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

(b)  Employees
     ---------

The Partnership does not have any employees. Services are performed for the Partnership by affiliates of the General Partner and agents retained by them.

(c)  Competition
     -----------

The Property is subject to competition in its renting and leasing activity from several similar properties also located within the southeast submarket of Fresno County. Many one and two family houses in the area are also available for rent or purchase and compete with the Property for prospective tenants.

Because the Property offers amenities such as a swimming pool and tennis courts, it demands rents that are at the upper end of the Fresno market. The General Partner believes that the sluggish economy in Fresno and a demographic shift in the region have somewhat shifted demand for housing in Southeastern Fresno to the lower end of the rate structure. This shift, combined with competitive forces and modest growth in demand, has caused limited or virtually no rental rate growth at many area properties, including the Property.


Item 2. Properties

The Partnership does not own any property. The Partnership has, however, invested in the Bond for which an underlying first mortgage on the Property has been assigned to the Partnership as collateral and the Partnership has made the initial Working Capital Loan and the Capital Improvements Loan to the owner. Additional information regarding the Bond, Working Capital Loan, the Capital Improvements Loan and the Property is incorporated by reference to Note 4 "Mortgage Revenue Bond, Working Capital Loan, and Capital Improvements Loan" of the Notes to the Financial Statements contained in the Partnership's Annual Report to BAC Holders for the year ended December 31, 1998, filed as an exhibit under Item 14.


Item 3. Legal Proceedings

The Partnership is not the subject of any material legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the BAC Holders to be voted on during the fourth quarter of the year for which this report was filed.

In February 1999, the Partnership entered into a binding agreement to sell the Bond (see Item 7). The proposed Sale will require the consent of a majority-in-interest of the BAC Holders to direct the consent of the Assignor Limited Partner to the Sale. Consent of the BAC Holders will be solicited only by means of a consent solicitation, which will be mailed to BAC Holders upon the completion of a customary Securities and Exchange Commission review process. There can be no assurance that the sale will be consummated on the announced terms, if at all.

                                     Part II

Item 5. Market for Registrant's Limited Partnership
        Units and Related Unitholder Matters

(a)  Market Information.
     ------------------

There is no established public market in which the BACs are currently traded.

(b)  Approximate Number of Security Holders.
     --------------------------------------

As of December 31, 1998, there were 1,032 BAC Holders.

(c)  Dividend History and Restrictions.
     ---------------------------------

Information on the Partnership's cash distributions is incorporated by reference to Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein, and Note 6 "Distributions Payable" of the Notes to the Financial Statements in the Partnership's Annual Report to BAC Holders for the year ended December 31, 1998, filed as an exhibit under Item 14.

Quarterly cash distributions per $10 BAC are shown below for the years ended December 31, 1998 and 1997.

           (Based on 2,140,000 BACs outstanding)

                     First     Second     Third      Fourth
                   Quarter    Quarter    Quarter    Quarter      Total
           -----------------------------------------------------------
           1997    $0.0740    $0.0370    $0.0000    $0.0000    $0.1110
           1998     0.0000     0.0000     0.0000     0.0000     0.0000
           -----------------------------------------------------------

Cash distributions were suspended beginning with the 1997 third quarter distribution, which would have been paid in November 1997. In light of the decision to sell the Property and/or the Bond, quarterly distributions will not be reinstated. Following the Sale, the General Partner will distribute to the BAC Holders the net proceeds received on the Bond together with the Partnership's remaining cash reserves (after payment of, or provision for, the Partnership's liabilities and expenses), and dissolve the Partnership.


Item 6. Selected Financial Data

Selected Partnership financial data as of and for each of the years ended December 31, 1998, 1997, 1996, 1995 and 1994 are shown below. This data should be read in conjunction with the Partnership's financial statements and the related notes included herein, filed as an exhibit under Item 14.

                                        1998          1997          1996          1995           1994
-----------------------------------------------------------------------------------------------------
Total Revenues                   $   713,166   $   440,246   $   646,191   $    71,044    $   406,502

Net Income (Loss)                    482,048    (2,692,230)      514,121       (30,145)       211,582

Net Income (Loss) per BAC(1)             .23         (1.25)          .24          (.01)           .10

Total Assets as of December 31    10,918,467    10,422,735    13,493,316    14,044,167     15,168,426

Total Cash Distributions
  declared per BAC(1)                   0.00         0.111         0.449         0.500          0.500

(1) 2,140,000 BACs outstanding.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's operating income is derived from its investment in a mortgage revenue bond (the "Bond") in the original principal amount of $15,515,000 secured by a first mortgage loan (the "Loan") on Camelot Lakes Apartments (the "Property").

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

Pursuant to the Forbearance Agreement, the minimum interest payment on the Bond increased to 7.0% on February 1, 1996 from the previous rate of 6.5%. In February 1996, ConCam indicated that the Property's operations could not support debt service payments at the increased rate in 1996. On May 8, 1996, as a result of negotiations with ConCam, the Partnership executed a standstill agreement (the "Agreement") to generally allow a continuance of the terms of the Forbearance Agreement provided that in lieu of the minimum pay rate, ConCam pays as debt service all available cash flow generated by the Property. The Agreement remained in effect until the Forbearance Agreement expired on December 31, 1996. At such time, the parties were engaged in good faith negotiations and therefore, the Partnership extended the Agreement with ConCam through December 31, 1997. Effective January 1, 1998, the Partnership executed an extension of the Agreement with ConCam until the earlier to occur of December 31, 1998 or the closing of a sale of the Property. The Agreement was subsequently extended to the earlier to occur of June 30, 1999, or the closing of a sale of the Bond and the Property.

The General Partner's objective is to maximize the recovery of the Partnership's investment. After careful consideration, the General Partner has determined that a sale of the Property and an accelerated repayment of the Bond, or a sale of the Bond in conjunction with a sale of the Property, are the most viable means to achieve this objective. Therefore, the Partnership and ConCam agreed to pursue a sale of the Property and/or the Bond prior to the Loan's scheduled maturity date on April 28, 1999. In February 1999, the Partnership entered into a binding agreement to sell the Bond to Wasatch Acquisitions LLC, a Utah limited liability company, or its designated affiliate, for a gross sale price of $11.6 million (the "Sale"). The proposed Sale is subject to the consent of the City of Fresno, California and of a majority-in-interest of the outstanding BAC Holders evidencing economic and certain other rights attributable to the limited partnership interests in the Partnership and to the satisfaction or waiver of the other customary closing conditions. Approval by the BAC Holders will be solicited only by means of a consent solicitation, which will be mailed to BAC Holders upon the completion of a customary Securities and Exchange Commission review process. There can be no assurance that the Sale will be consummated on the announced terms, if at all. Subject to closing of the Sale, the Partnership has agreed to allow ConCam to cease making "cash-flow" debt payments from January 1, 1999, and instead use the cash flow generated by the Property to pay ConCam's expenses in connection with the operation and sale of the Property to the buyer, which is intended to occur simultaneously with the sale of the Bond.

During 1997, the Partnership wrote down the carrying value of its investment in the mortgage revenue bond, working capital loan, and capital improvements loan to its estimated fair value as determined by management at that time. At December 31, 1998, the carrying value totaled $9,826,236. If the proposed Sale is consummated on the announced terms, it is expected to result in a gain in the amount of approximately $1.2 million.

In anticipation of a potential sale, ConCam has been concentrating its efforts on stabilizing Property operations and positioning the Property in the Fresno market. To this end, the Partnership authorized ConCam in 1997 to utilize a portion of operating cash flow to make certain Property improvements deemed necessary to increase occupancy and ensure that the Property is well-positioned for sale. The level of debt service payments made by ConCam to the Partnership decreased to an average annual pay rate of 3.3% during 1997 as a result of these additional capital expenses at the Property level. However, debt service payments during 1998 were made at an average annual rate of 5.1%. This improvement primarily was due to efforts to stabilize Property operations, as discussed above.

Effective as of December 31, 1998, the Agreement was extended through the earlier of (i) June 30, 1999, (ii) the closing of the sale of the Bond and the Property or (iii) the termination of the Agreement upon default by the borrower.

At December 31, 1998, the Partnership had cash and cash equivalents, which are invested in tax-exempt money market accounts, of $1,078,440, compared with $366,144 at December 31, 1997. The increase primarily is due to an increase in net cash flow from operations due to ConCam making higher minimum interest payments to the Partnership and the discontinuation of quarterly cash distributions.

Due to the Property's operating difficulties, the General Partner reduced the cash distribution paid to the partners commencing in 1993, and subsequently suspended cash distributions beginning with the 1997 third quarter distribution, which would have been paid in November 1997. In light of the decision to sell the Property and/or the Bond, quarterly distributions will not be reinstated. Following a sale of the Bond, the General Partner will distribute to the BAC Holders the net proceeds received on the Bond together with the Partnership's remaining cash reserves (after payment of, or provision for, the Partnership's liabilities and expenses), and dissolve the Partnership. As of December 31, 1998, total cash distributions paid to the Limited Partners since inception have been funded 77% from operating cash flow and 23% from the Partnership's cash reserves. Other than from a sale of the Bond, the sources of the Partnership's future cash flows absent a sale of the Property or the Bond, are expected to be interest earned on cash and cash equivalents.

Year 2000 Initiatives
---------------------
The Year 2000 compliance issue concerns the ability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in computer system failures or miscalculations causing disruptions of operations. The Year 2000 issue affects almost all companies and organizations.

The Partnership has entered into a binding agreement to sell the Bond, and it is anticipated that the Sale will be completed and the Partnership dissolved prior to December 31, 1999. In the event that the Partnership is not dissolved prior to December 31, 1999, potential Year 2000 issues relate to the outside vendors which provide the Partnership's administrative services, including accounting, tax preparation and transfer agent services. Such services are reliant on computer systems, software products and equipment which are expected to be Year 2000 compliant prior to December 31, 1999. The General Partner continues to discuss Year 2000 compliance with these outside vendors. It is anticipated that the cost of vendor compliance with Year 2000 issues will be borne primarily by these vendors. Although it is not possible at present to estimate the cost of this remediation work based on available information, the General Partner does not expect such costs to have a material adverse impact on the Partnership's business, results of operations or financial condition.

The Partnership may have potential Year 2000 issues related to ConCam's own vendors which provide accounting and property management services to them as well as Year 2000 issues related to property operating systems. Such problems may impair the ability of ConCam to make its debt service payments. Due to the General Partner's intent to dissolve the Partnership before December 31, 1999, no assessment has been made by the General Partner as to potential adverse impact of ConCam's failure to prepare for the Year 2000.

Due to the General Partner's intent to dissolve the Partnership before December 31, 1999, the General Partner currently does not have Year 2000 contingency plans. In the event the Sale is not completed, the General Partner intends to develop and implement contingency plans in 1999. However, there is no certainty such plans would fully mitigate any Year 2000 problems.

Market Risk
-----------

The Partnership's principal market risk exposure is interest rate risk. Interest income from the Partnership's cash and cash equivalents is subject to interest rate risk in that such funds consist of short-term, highly liquid investments invested at short-term rates. Since the General Partner expects the Partnership to dissolve in 1999, such risk is not considered to be material to the Partnership's operations.

Results of Operations
---------------------

1998 versus 1997
----------------
The Partnership accounts for its investment in the Bond using the equity method of accounting. Accordingly, the Partnership reports as income its share of the Property's results of operations.

For the year ended December 31, 1998, the Partnership generated net income of $482,048, compared with a net loss of $2,692,230 for the year ended December 31, 1997. The change from net loss to net income is primarily due to the write-down in the amount of $2,892,415 during 1997 of the carrying value of the investment in the mortgage revenue bond, working capital loan, and capital improvements loan to its estimated fair value at December 31, 1997. The improvement is also due to an increase in the Partnership's share of earnings from its investment in the Bond.

The Partnership's share of earnings from investment in the Bond is based on the Property's earnings before debt service, which increased for the year ended December 31, 1998 relative to 1997. The Partnership's equity interest in the Property's earnings in 1998 was $688,788 compared to $426,352 in 1997. The increase is primarily due to higher rental income and the containment of expenses incurred at the Property. Total income at Camelot Lakes Apartments was $2,134,358 for the year ended December 31, 1998, compared to $1,993,837 for the year ended December 31, 1997. The increase primarily is due to an increase in rental income as a result of higher average occupancy at the Property. Total expenses at Camelot Lakes Apartments, net of debt service, depreciation and amortization and impairment loss were $1,200,732 for the year ended December 31, 1998 compared with $1,223,351 for the year ended December 31, 1997.

Other interest totaled $24,378 for the year ended December 31, 1998, compared to $13,894 for the year ended December 31, 1997. The increase primarily is due to higher average cash balances maintained by the Partnership during the 1998 period.

Total expenses for the year ended December 31, 1998 were $231,118 compared to $240,061 in 1997, excluding the $2,892,415 loss on write-down of investment in revenue bond, working capital loan and capital improvements loan, discussed above. The slight decrease primarily reflects lower general and administrative expenses. General and administrative expenses totaled $188,318 in 1998 compared to $197,261 in 1997. The decrease is primarily due to lower management and legal fees, partially offset by higher audit and administrative servicing fees.

Interest received on the mortgage revenue bond was $862,552 for the year ended December 31, 1998, compared with $517,413 for the year ended December 31, 1997. The increase is largely due to higher property cash flow, averaging 5.1% for the 1998 period.

Average occupancy at the Property for the year ended December 31, 1998 was 93.6%, compared with 86.1% for the year ended December 31, 1997. As of December 31, 1998, the Property was 91.7% occupied, compared with 90.9% as of December 31, 1997.

1997 versus 1996
----------------
For the year ended December 31, 1997, the Partnership had a net loss of $2,692,230, compared with net income of $514,121 for the year ended December 31, 1996. The change is primarily due to the loss on the Partnership's write-down in 1997 of the investment in mortgage revenue bond, working capital loan, and capital improvements loan of $2,892,415. Excluding the loss on the write-down, the Partnership generated net income of $200,185 for the year ended December 31, 1997, compared with net income of $514,121 for the year ended December 31, 1996. The decrease primarily is due to a decrease in the Partnership's share of earnings from its investment in the Bond, an increase in general and administrative expenses and a slight decrease in other interest.

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


Item 8. Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to BAC Holders for the year ended December 31, 1998, filed as an exhibit under Item 14.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The Partnership has no directors, executive officers or employees of its own.

The names, ages and business experience for the directors and executive officers of the General Partner as of the filing date are as follows:

           Name                    Office
           ----                    ------

           Daphne H. Aronson       Director, President & Chief Financial Officer
           Rocco F. Andriola       Director
           Jaime Fuertes           Vice President

Daphne H. Aronson, 35, Vice President, joined Lehman Brothers in February 1996, and has worked with the firm's Expense Management, Legal Department, Purchasing Unit, Diversified Asset Group and Real Estate Department on a variety of matters, including acquisition and disposition of various real estate interests. Ms. Aronson graduated Phi Beta Kappa and received a B.A. in Music magna cum laude from New York University in 1986. She received a J.D. and an LL.M. in Taxation from New York University School of Law in 1989 and 1992, respectively. Prior to joining Lehman Brothers, Ms. Aronson practiced real estate law from 1994 to 1996 at Thatcher Proffitt & Wood in New York, working on originations of securitized loans.

Rocco F. Andriola, 40, is a Managing Director of Lehman Brothers Inc. in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Jaime Fuertes, 32, is a Senior Associate at Lehman Brothers Inc. He joined Lehman in 1997 as the Controller of the Diversified Asset Group and since then has also been engaged in the analysis and negotiations of Lehman's worldwide current and future lease commitments. Prior to joining Lehman, Mr. Fuertes held various positions in Finance and Treasury at Chase Manhattan Bank between 1990 and 1996 and at GE Capital Services between 1996 and 1997. Mr. Fuertes received Bachelor of Science and Master of Science degrees in Finance from Fairfield University.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management

    (a)  Security ownership of certain beneficial owners
         -----------------------------------------------

To the knowledge of the General Partner, no person or group owned more than 5% of the outstanding BACs as of December 31, 1998.

    (b)  Security ownership of management
         --------------------------------

As of December 31, 1998, none of the officers and directors of the General Partner owned any BACs.

    (c)  Changes in control
         ------------------

None.


Item 13. Certain Relationships and Related Transactions

Commencing January 1, 1997, the Partnership began reimbursing certain expenses incurred by the General Partner and its affiliates in servicing the Partnership to the extent permitted by the Partnership Agreement. In prior years, affiliates of the General Partner had voluntarily absorbed these expenses.

Additional information is incorporated by reference to Note 5 "Transactions with Related Parties" of Notes to the Financial Statements contained in the Partnership's Annual Report to BAC Holders for the year ended December 31, 1998, filed as an exhibit under Item 14.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)  Financial Statements:

                                                                           Page
                                                                          Number
                                                                          ------

         Report of Independent Auditors...................................  (1)

         Balance Sheets - As of December 31, 1998 and 1997................  (1)

         Statements of Operations -
         For the years ended December 31, 1998, 1997 and 1996.............  (1)

         Statements of Partners' Capital (Deficit) -
         For the years ended December 31, 1998, 1997 and 1996.............  (1)

         Statements of Cash Flows -
         For the years ended December 31, 1998, 1997 and 1996.............  (1)

         Notes to the Financial Statements................................  (1)

(1) Incorporated by reference to the Partnership's Annual Report to BAC Holders for the year ended December 31, 1998, which is filed as an exhibit under Item 14.

(a) (2)  Financial Statement Schedules:

         ConCam Associates, LP, a California Limited Partnership

         Independent Auditors' Report.....................................  A-1
         Financial Statements:

             Balance Sheets at December 31, 1998 and 1997.................  A-2
             Statements of Operations and Partners' Deficit for
             the years ended December 31, 1998, 1997 and 1996.............  A-3
             Statements of Cash Flows for the years ended
             December 31, 1998, 1997 and 1996.............................  A-4
             Notes to the Financial Statements............................  A-5

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

10.3 Property Management Agreement between ConCam Associates, LP and ConAm Management Corporation dated January 31, 1994. (Incorporated by reference from Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

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

10.7 Amendment to Standstill Agreement Between Victory Tax Exempt Realty Income Fund Limited Partnership and ConCam Associates, LP.

13.1     Annual Report to BAC Holders for the year ended December 31, 1998.

27.1     Financial Data Schedule.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of fiscal 1998.

         On February 23, 1999, the Partnership filed a report on Form 8-K reporting that the Partnership had entered into a binding agreement to sell the Bond.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           VICTORY TAX EXEMPT REALTY INCOME
                           FUND LIMITED PARTNERSHIP

                           BY: CA Victory Inc.,
                               General Partner


Date:  March 31, 1999          BY:    /s/Daphne H. Aronson
                                      --------------------
                               Name:  Daphne H. Aronson
                               Title: President, Director and
                                      Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



                               CA VICTORY INC.
                               General Partner


Date:  March 31, 1999          BY:    /s/Daphne H. Aronson
                                      --------------------
                               Name:  Daphne H. Aronson
                               Title: President, Director and
                                      Chief Financial Officer


Date:  March 31, 1999          BY:    /s/Rocco F. Andriola
                                      --------------------
                               Name:  Rocco F. Andriola
                               Title: Director


Date:  March 31, 1999          BY:    /s/Jaime Fuertes
                                      ----------------
                               Name:  Jaime Fuertes
                               Title: Vice President