Form 10-Q
period 1999-03-31
VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP
filed 1999-05-17
CIK 829374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     X        Quarterly Report Pursuant to Section 13 or 15(d) of
----------             the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1999
                                                 --------------

    or

              Transition Report Pursuant to Section 13 or 15(d) of
----------             the Securities Exchange Act of 1934

              For the Transition period from           to
                                             ---------    ---------


                         Commission File Number: 0-18333
                                                 -------


            VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP
            ---------------------------------------------------------
              Exact Name of Registrant as Specified in its Charter


          Delaware                                               13-3516912
          --------                                               ----------
State or Other Jurisdiction of                                 I.R.S. Employer
Incorporation or Organization                                Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn.:  Andre Anderson                              10285
--------------------------------------                              -----
Address of Principal Executive Offices                             Zip Code


                                 (212) 526-3183
                                 --------------
               Registrant's Telephone Number, Including Area Code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                    ---       ---

VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP

--------------------------------------------------------------------------------
BALANCE SHEETS
                                                     At March 31, At December 31,
                                                            1999            1998
                                                      (unaudited)       (audited)
--------------------------------------------------------------------------------
Assets
Investment in mortgage revenue bond, working capital
  loan, and capital improvements loan                $10,018,938     $ 9,826,236
Cash and cash equivalents                                990,198       1,078,440
Mortgage acquisition fees, net of accumulated
  amortization of $424,909 and $414,209 in
  1999 and 1998, respectively                              3,091          13,791
--------------------------------------------------------------------------------
      Total Assets                                   $11,012,227     $10,918,467
================================================================================
Liabilities and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses              $    26,340     $    68,700
  Due to affiliates                                       18,000          18,000
                                                     ---------------------------
      Total Liabilities                                   44,340          86,700
                                                     ---------------------------
Partners' Capital (Deficit):
  General Partner                                        (86,308)        (87,669)
  BAC Holders (2,140,000 BACS outstanding)            11,054,195      10,919,436
                                                     ---------------------------
      Total Partners' Capital                         10,967,887      10,831,767
--------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital        $11,012,227     $10,918,467
================================================================================


--------------------------------------------------------------------------------
STATEMENT OF PARTNERS' CAPITAL (DEFICIT) (UNAUDITED)
For the three months ended March 31, 1999
                                         General             BAC
                                         Partner         Holders           Total
--------------------------------------------------------------------------------
Balance at December 31, 1998         $   (87,669)    $10,919,436     $10,831,767
Net income                                 1,361         134,759         136,120
--------------------------------------------------------------------------------
Balance at March 31, 1999            $   (86,308)    $11,054,195     $10,967,887
================================================================================

See accompanying notes to financial statements.

VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP

--------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS (UNAUDITED)
                                                     Three months ended March 31,
                                                            1999            1998
--------------------------------------------------------------------------------
Revenue
Share of earnings from investment
  in mortgage revenue bond                           $   192,702     $   160,037
Other interest                                             7,227           3,771
                                                     ---------------------------
      Total Revenue                                      199,929         163,808
--------------------------------------------------------------------------------
Expenses
General and administrative                                53,109          27,226
Amortization of mortgage costs                            10,700          10,700
                                                     ---------------------------
      Total Expenses                                      63,809          37,926
--------------------------------------------------------------------------------
      Net Income                                     $   136,120     $   125,882
================================================================================
Net Income Allocated:
To the General Partner                               $     1,361     $     1,259
To the BAC Holders                                       134,759         124,623
--------------------------------------------------------------------------------
                                                     $   136,120     $   125,882
================================================================================
Per BAC unit
(2,140,000 outstanding)                                    $ .06           $ .06
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31,
                                                            1999            1998
--------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                           $   136,120     $   125,882
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
  Share of earnings from investment in mortgage
    revenue bond                                        (192,702)       (160,037)
  Interest received on mortgage revenue bond                  --         233,051
  Amortization                                            10,700          10,700
  Decrease in cash arising from changes in
  operating assets and liabilities:
    Accounts payable and accrued expenses                (42,360)        (14,829)
    Due to affiliates                                         --          (3,000)
                                                     ---------------------------
Net cash provided by (used for) operating activities     (88,242)        191,767
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents     (88,242)        191,767
Cash and cash equivalents, beginning of period         1,078,440         366,144
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $   990,198     $   557,911
================================================================================

See accompanying notes to financial statements.

VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP


NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1998 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998, and cash flows for the three months then ended, and the statement of partners' capital (deficit) for the three months ended March 31, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1998, or the following material contingencies exist and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

In February 1999, the Partnership entered into a binding agreement to sell the mortgage revenue bond issued by the City of Fresno, California in the original principal amount of $15,515,000 (the "Bond") to Wasatch Acquisitions LLC, a Utah limited liability company, or its designated affiliate (the "Buyer"), for a gross sales price of $11.6 million (the "Proposed Sale"). On April 15, 1999, the General Partner sought consent to the Proposed Sale by a majority in interest of the BAC Holders evidencing economic and certain other rights attributable to the limited partnership interests in the Partnership by means of a consent solicitation. Such consent was obtained on May 10, 1999. The Proposed Sale is still subject to the consent of the City of Fresno, California and the concurrent acquisition of the Property by the Buyer. There can be no assurance that the Proposed Sale will be consummated on the announced terms, if at all.

Effective December 31, 1998, the Partnership allowed ConCam to cease making "cash flow" debt service payments and instead use the cash flow from the Property to pay expenses incurred in connection with the sale of the Property to the Buyer, which is intended to occur simultaneously with the Proposed Sale. ConCam is permitted to retain cash flow from the Property until the earlier to occur of (i) June 30, 1999, (ii) the closing of the Proposed Sale, or (iii) the termination of the Agreement upon default by ConCam. Any excess cash after the payment of these expenses will be returned to the Partnership.

VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP


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

Operating difficulties at the Property resulted in a default by Camelot Lakes Associates, an unaffiliated limited partnership (the "Original Borrower"), for Bond payments due on November 1993 through January 1994. On February 1, 1994, the General Partner entered into a restructuring agreement with the Original Borrower, whereby the ownership of the Property was transferred to ConCam Associates, LP ("ConCam"), and property management was transferred to ConAm Management Corporation ("ConAm"), a major property management company and an affiliate of ConCam. In addition to ownership, ConCam assumed the obligations under the Bond and Loan documents on a nonrecourse basis. Pursuant to the restructuring, the Partnership entered into a forbearance agreement (the "Forbearance Agreement") with ConCam pursuant to which the Partnership, for a limited period, agreed to forbear from exercising certain remedies against ConCam and the Property provided certain conditions were met.

Pursuant to the Forbearance Agreement, the minimum interest payment on the Bond increased to 7.0% on February 1, 1996 from the previous rate of 6.5%. In February 1996, ConCam indicated that the Property's operations could not support debt service payments at the increased rate in 1996. On May 8, 1996, as a result of negotiations with ConCam, the Partnership executed a standstill agreement (the "Agreement") to, among other things, allow a continuance of the terms of the Forbearance Agreement provided that in lieu of the minimum pay rate, ConCam pays as debt service all available cash flow generated by the Property. The Agreement remained in effect until the Forbearance Agreement expired on December 31, 1996. Since such time, the parties have been engaged in good faith negotiations to effect a sale of the Property and the Bond and therefore, the Partnership has entered into various extensions of the Agreement with ConCam. The most recent extension of the Agreement was effective December 31, 1998, whereby the Partnership agreed to allow ConCam to cease making "cash flow" debt service payments and instead use the cash flow from the Property to pay expenses incurred in connection with the sale of the Property to the Buyer, which is intended to occur simultaneously with the Proposed Sale. ConCam is permitted to retain the cash flow from the Property until the earlier to occur of (i) June 30, 1999, (ii) the closing of the Proposed Sale, or (iii) the termination of the Agreement upon default by ConCam. Any excess cash after the payment of these expenses is required to be returned to the Partnership by ConCam.

The General Partner's objective is to maximize the recovery of the Partnership's investment. After careful consideration, the General Partner has determined that a sale of the Property and an accelerated repayment of the Bond, or a sale of the Bond in conjunction with a sale of the Property, are the most viable means to achieve this objective. Therefore, the Partnership and ConCam agreed to pursue a sale of the Property and/or the Bond prior to the Loan's scheduled maturity date on April 28, 1999. In February 1999, the Partnership entered into a binding agreement to sell the Bond to the Buyer, for a gross sale price of $11.6 million. The Proposed Sale is subject to the consent of the City of Fresno, California and the concurrent acquisition of the Property by the Buyer. There can be no assurance that the Proposed Sale will be consummated on the announced terms, if at all.

VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP


During 1997, the Partnership wrote down the carrying value of its investment in the Bond, working capital loan, and capital improvements loan to its estimated fair value as determined by management at that time. At December 31, 1998, the carrying value totaled $9,826,236. If the Proposed Sale is consummated, it is expected to result in a gain in the amount of approximately $1.2 million.

At March 31, 1999, the Partnership had cash and cash equivalents of $990,198, compared with $1,078,440 at December 31, 1998. The decrease is primarily due to differences in the timing of payments for administrative, audit and other professional fees.

Due to the Property's operating difficulties, the General Partner reduced the cash distribution paid to the partners commencing in 1993, and subsequently suspended cash distributions beginning with the 1997 third quarter distribution, which would have been paid in November 1997. In light of the decision to sell the Property and/or the Bond, the General Partner currently does not intend to reinstate the quarterly distributions to the partners of the Partnership. Following a sale of the Bond, the General Partner will distribute to the BAC Holders the net proceeds received on the Bond together with the Partnership's remaining cash reserves (after payment of, or provision for, the Partnership's liabilities and expenses), and dissolve the Partnership. As of December 31, 1998, total cash distributions paid to the Limited Partners since inception have been funded 77% from operating cash flow and 23% from the Partnership's cash reserves.

Results of Operations
---------------------

The Partnership accounts for its investment in the Bond using the equity method of accounting. Accordingly, the Partnership reports as income its share of the Property's results of operations.

For the three-month period ended March 31, 1999, the Partnership generated net income of $136,120, compared with net income of $125,882 for the three-month period ended March 31, 1998. The increase for the three-month period primarily is due to an increase in the Partnership's share of earnings from its investment in the Bond and an increase in other interest income which was partially offset by an increase in general and administrative expenses.

The Partnership's share of earnings from investment in the Bond is based on the Property's earnings before debt service, which increased to $192,702 for the three-month period ended March 31, 1999, compared to $160,037 for the three-month period ended March 31, 1998. The Partnership's equity interest in the Property's earnings increased for the 1999 period primarily due to the fact that on October 1, 1998, ConCam and the Partnership agreed to market the Property for sale and, therefore, no longer took depreciation expense on the building and personal property funded by the Bond. Total income at Camelot Lakes Apartments was $526,925 for the three-month period ended March 31, 1999, compared to $538,936 for the three-month period ended March 31, 1998. The decrease primarily is due to a decrease in rental income as a result of lower average occupancy at the Property. Total expenses at Camelot Lakes Apartments, before debt service, were $303,987 for the three-month period ended March 31, 1999, an increase from $259,417 for the three-month period ended March 31, 1998, primarily due to an increase for repairs and maintenance expenses and marketing expenses incurred in connection with a potential sale of the Property.

For the three-month period ended March 31, 1999, other interest was $7,227, compared to $3,771 for the three-month period ended March 31, 1998. The increase primarily is due to higher average cash balances maintained by the Partnership during the 1999 period.

Total Partnership expenses for the three-month period ended March 31, 1999 were $63,809, compared to $37,926 for the three-month period ended March 31, 1998. The changes are attributable to higher general and administrative expenses. General and administrative expenses for the three-month period ended March 31, 1999 were $53,109, compared to $27,226, for the three-month period ended March 31, 1998. The increase primarily is due to higher legal, audit, and other professional fees.

VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP


No interest was received on the mortgage revenue bond for the three-month period ended March 31, 1999, compared with $233,051 for the three-month period ended March 31, 1998. The decrease is due to an agreement reached between the Partnership and ConCam to suspend debt service payments effective December 31, 1998.

Average occupancy at the Property for the three-month period ended March 31, 1999 was 92%, compared with 94.7% for the three-month period ended March 31, 1998. As of March 31, 1999, the Property was 92.84% occupied, compared with 95.5% as of March 31, 1998.

Part II     Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a)  Exhibits -

                 (27) Financial Data Schedule

            (b)  Reports on Form 8-K -

                 On February 23, 1999, the Partnership filed a report on Form 8-K reporting that the Partnership entered into a binding agreement to sell the mortgage revenue bond.

VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP


                                    SIGNATURE
                                    ---------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        VICTORY TAX EXEMPT REALTY INCOME
                        FUND LIMITED PARTNERSHIP


                        BY:  CA Victory Inc.,
                             General Partner


Date:  May 17, 1999          BY:    /s/Kenneth F. Boyle
                                    -------------------------------------
                             Name:  Kenneth F. Boyle
                             Title: President and Chief Financial Officer