Form 10-Q
period 1999-06-30
VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP
filed 1999-08-16
CIK 829374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     X        Quarterly Report Pursuant to Section 13 or 15(d) of
----------             the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1999
                                                 -------------

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

--------------------------------------------------------------------------------
BALANCE SHEETS
                                                     At June 30,  At December 31,
                                                            1999            1998
                                                      (unaudited)       (audited)
--------------------------------------------------------------------------------
Assets
Investment in mortgage revenue bond, working capital
  loan, and capital improvements loan                $        --     $ 9,826,236
Cash and cash equivalents                             12,334,657       1,078,440
Other receivable                                         225,000              --
Mortgage acquisition fees, net of accumulated
  amortization of $414,209 in 1998                            --          13,791
--------------------------------------------------------------------------------
      Total Assets                                   $12,559,657     $10,918,467
================================================================================
Liabilities and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses              $   232,635     $    68,700
  Due to affiliates                                       27,000          18,000
                                                     ---------------------------
      Total Liabilities                                  259,635          86,700
                                                     ---------------------------
Partners' Capital (Deficit):
  General Partner                                        (72,986)        (87,669)
  BAC Holders (2,140,000 BACS outstanding)            12,373,008      10,919,436
                                                     ---------------------------
      Total Partners' Capital                         12,300,022      10,831,767
--------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital        $12,559,657     $10,918,467
================================================================================


--------------------------------------------------------------------------------
STATEMENT OF PARTNERS' CAPITAL (DEFICIT) (UNAUDITED)
For the six months ended June 30, 1999
                                         General             BAC
                                         Partner         Holders           Total
--------------------------------------------------------------------------------
Balance at December 31, 1998         $   (87,669)    $10,919,436     $10,831,767
Net income                                14,683       1,453,572       1,468,255
--------------------------------------------------------------------------------
Balance at June 30, 1999             $   (72,986)    $12,373,008     $12,300,022
================================================================================

See accompanying notes to financial statements.

VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP

------------------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS (UNAUDITED)
                                          Three months ended June 30,   Six months ended June 30,
                                                    1999        1998            1999        1998
------------------------------------------------------------------------------------------------
Revenue
Share of earnings from investment
  in mortgage revenue bond                    $  194,732    $184,936      $  387,434    $344,973
Other interest income                             16,849       5,511          24,076       9,282
                                              --------------------------------------------------
     Total Revenue                               211,581     190,447         411,510     354,255
------------------------------------------------------------------------------------------------
Expenses
General and administrative                        64,747      49,287         117,856      76,513
Amortization of mortgage costs                     3,091      10,700          13,791      21,400
                                              --------------------------------------------------
     Total Expenses                               67,838      59,987         131,647      97,913
------------------------------------------------------------------------------------------------
Income before gain on sale of investment
  in mortgage revenue bond                       143,743     130,460         279,863     256,342
Gain on sale of investment
  in mortgage revenue bond                     1,188,392          --       1,188,392          --
------------------------------------------------------------------------------------------------
     Net Income                               $1,332,135    $130,460      $1,468,255    $256,342
================================================================================================
Net Income Allocated:
To the General Partner                        $   13,321    $  1,304      $   14,683    $  2,563
To the BAC Holders                             1,318,814     129,156       1,453,572     253,779
------------------------------------------------------------------------------------------------
                                              $1,332,135    $130,460      $1,468,255    $256,342
================================================================================================
Per BAC unit
(2,140,000 outstanding)                            $ .62       $ .06           $ .68       $ .12
------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30,
                                                                            1999            1998
------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                            $ 1,468,255    $   256,342
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Share of earnings from investment in mortgage
    revenue bond                                                         (387,434)      (344,973)
  Interest received on mortgage revenue bond                                   --        437,766
  Gain on sale of investment in mortgage revenue bond                  (1,188,392)            --
  Amortization                                                             13,791         21,400
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Other receivable                                                     (225,000)            --
    Accounts payable and accrued expenses                                 163,935         11,768
    Due to affiliates                                                       9,000         (7,000)
                                                                      --------------------------
Net cash provided by (used in) operating activities                      (145,845)       375,303
------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Net proceeds from sale of investment in mortgage revenue bond          11,402,062             --
                                                                      --------------------------
Net cash provided by investing activities                              11,402,062             --
------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                              11,256,217        375,303
Cash and cash equivalents, beginning of period                          1,078,440        366,144
------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                              $12,334,657    $   741,447
================================================================================================

See accompanying notes to financial statements.

VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP


NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1998 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1999 and the statements of operations for the three and six months ended June 30, 1999 and 1998, and statements of cash flows and the statement of partners' capital (deficit) for the six months ended June 30, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1998, or the following material contingencies exist and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

In February 1999, the Partnership entered into a binding agreement to sell the mortgage revenue bond issued by the City of Fresno, California in the original principal amount of $15,515,000 (the "Bond") to Wasatch Acquisitions LLC, a Utah limited liability company, or its designated affiliate (the "Buyer"), for a gross sales price of $11.6 million (the "Sale"). On April 15, 1999, the General Partner sought consent to the Sale by a majority in interest of the BAC Holders evidencing economic and certain other rights attributable to the limited partnership interests in the Partnership by means of a consent solicitation. Such consent was obtained on May 10, 1999. The Sale was consummated on June 22, 1999 for a selling price of approximately $11.4 million, net of closing adjustments and selling costs, which resulted in a gain on sale of approximately $1.2 million which has been reflected in the Statements of Operations for the three and six months ended June 30, 1999.

Effective December 31, 1998, the Partnership allowed ConCam to cease making "cash flow" debt service payments and instead use the cash flow from the Property to pay expenses incurred in connection with the sale of the Property to the Buyer, which occurred simultaneous with the Sale. Any excess cash after the payment of these expenses is required to be returned to the Partnership. The amount of excess cash due from ConCam at June 30, 1999 was approximately $225,000.

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

Pursuant to the Forbearance Agreement, the minimum interest payment on the Bond increased to 7.0% on February 1, 1996 from the previous rate of 6.5%. In February 1996, ConCam indicated that the Property's operations could not support debt service payments at the increased rate in 1996. On May 8, 1996, as a result of negotiations with ConCam, the Partnership executed a standstill agreement (the "Agreement") to, among other things, allow a continuance of the terms of the Forbearance Agreement provided that in lieu of the minimum pay rate, ConCam pays as debt service all available cash flow generated by the Property. The Agreement remained in effect until the Forbearance Agreement expired on December 31, 1996. Since such time, the parties had been engaged in good faith negotiations to effect a sale of the Property and the Bond and therefore, the Partnership entered into various extensions of the Agreement with ConCam. The most recent extension of the Agreement was effective December 31, 1998, whereby the Partnership agreed to allow ConCam to cease making "cash flow" debt service payments and instead use the cash flow from the Property to pay expenses incurred in connection with the sale of the Property to the Buyer, which occurred simultaneous with the Sale. ConCam was permitted to retain the cash flow from the Property until the closing of the Sale. Any excess cash after the payment of these expenses is required to be returned to the Partnership by ConCam. The amount of excess cash due from ConCam at June 30, 1999 was approximately $225,000.

The General Partner's objective was to maximize the recovery of the Partnership's investment. After careful consideration, the General Partner determined that a sale of the Property and an accelerated repayment of the Bond, or a sale of the Bond in conjunction with a sale of the Property, were the most viable means to achieve this objective. Therefore, the Partnership and ConCam agreed to sell the Property and/or the Bond prior to the Loan's scheduled maturity date on April 28, 1999. In February 1999, the Partnership entered into a binding agreement to sell the Bond to the Buyer, for a gross sale price of approximately $11.6 million. The Sale was consummated on June 22, 1999 for a selling price of approximately $11.4 million, net of closing adjustments and selling costs, which resulted in a gain on sale of approximately $1.2 million which has been reflected in the Statements of Operations for the three and six months ended June 30, 1999.

During 1997, the Partnership wrote down the carrying value of its investment in the Bond, working capital loan, and capital improvements loan to its estimated fair value as determined by management at that time. At December 31, 1998, the carrying value totaled $9,826,236.

VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP


At June 30, 1999, the Partnership had cash and cash equivalents of $12,334,657, compared with $1,078,440 at December 31, 1998. The increase is primarily due to the net proceeds from the sale of the Bond.

As a result of the Sale, the General Partner will distribute to the BAC Holders the net proceeds received on the Bond together with the Partnership's remaining cash reserves (after payment of, or provision for, the Partnership's liabilities and expenses), and dissolve the Partnership in 1999.

Results of Operations
---------------------

The Partnership accounts for its investment in the Bond using the equity method of accounting. Accordingly, the Partnership reports its share of the Property's results of operations as income.

For the three and six months ended June 30, 1999, the Partnership generated net income of $1,332,135 and $1,468,255, compared with net income of $130,460 and $256,342 for the three and six months ended June 30, 1998. The increase for the three-month and six-month periods ended June 30, 1999 is primarily due to the gain recognized on the Sale.

The Partnership's share of earnings from investment in the Bond is based on the Property's earnings before debt service, which increased to $387,434 for the six months ended June 30, 1999, compared to $344,973 for the six months ended June 30, 1998. The Partnership's equity interest in the Property's earnings increased for the 1999 period primarily due to the fact that on October 1, 1998, ConCam and the Partnership agreed to market the Property for sale and, therefore, no longer took depreciation expense on the building and personal property funded by the Bond. Total income at Camelot Lakes Apartments was $1,075,400 for the six months ended June 30, 1999, compared to $1,084,751 for the six months ended June 30, 1998. The decrease primarily is due to a decrease in rental income as a result of lower average occupancy at the Property. Total expenses at Camelot Lakes Apartments, before debt service, were $687,966 for the six-month period ended June 30, 1999, an increase from $578,220 for the six months ended June 30, 1998, primarily due to an increase for repairs and maintenance expenses and marketing expenses incurred in connection with the Sale.

For the three and six months ended June 30, 1999, other interest income was $16,849 and $24,076, compared to $5,511 and $9,282 for the three and six months ended June 30, 1998. The increase is primarily due to higher average cash balances maintained by the Partnership during the 1999 period.

Total Partnership expenses for the three and six months ended June 30, 1999 were $67,838 and $131,647, compared to $59,987 and $97,913 for the three and six months ended June 30, 1998. The increase in 1999 is attributable to higher general and administrative expenses. General and administrative expenses for the three and six months ended June 30, 1999 were $64,747 and $117,856, compared to $49,287 and $76,513, for the three and six months ended June 30, 1998. The increase primarily is due to higher legal, audit, and other professional fees in connection with the Sale.

No interest was received on the mortgage revenue bond for the six-month period ended June 30, 1999, compared with $437,766 for the six-month period ended June 30, 1998. The decrease is due to an agreement reached between the Partnership and ConCam to suspend debt service payments effective December 31, 1998.

VICTORY TAX EXEMPT REALTY INCOME FUND LIMITED PARTNERSHIP


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

                On May 27, 1999, the Partnership filed a report on Form 8-K reporting an amendment to the binding agreement to sell the mortgage revenue bond, extending the closing of the sale to June 21, 1999, but in no event later than June 30, 1999.

                On June 21, 1999, the Partnership filed a report on Form 8-K reporting that the buyer purchased the mortgage revenue bond for a gross sales price of $11,620,000.

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



                        VICTORY TAX EXEMPT REALTY INCOME
                        FUND LIMITED PARTNERSHIP


                        BY:  CA Victory Inc.,
                             General Partner


Date:  August 16, 1999       BY:    /s/Kenneth F. Boyle
                                    -------------------------------------
                             Name:  Kenneth F. Boyle
                             Title: President and Chief Financial Officer